Form 10-Q
period 1996-06-30
MAIL WELL I CORP
filed 1996-08-12
CIK 920944

- - --------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996


                        Commission file number 33-76892


                            MAIL-WELL I CORPORATION
            (Exact name of Registrant as specified in its charter.)
                   (Formerly known as Mail-Well Corporation)

          DELAWARE                                    84-1250534
   (State or other jurisdiction of   (I.R.S. Employer Identification No.)
    incorporation or organization)


                  23 INVERNESS WAY EAST, ENGLEWOOD, CO  80112
               (Address of principal executive offices)  (Zip Code)


                                  303-790-8023
              (Registrant's telephone number, including area code)



Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  [X]           No  [ ]

As of August 8, 1996 the Registrant had 1,000 shares of Common Stock, $0.01 par value, outstanding.

- - --------------------------------------------------------------------------------

MAIL-WELL I CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

- - --------------------------------------------------------------------------------

                                                                  PAGE


PART I -  FINANCIAL INFORMATION

Item 1.      Financial Statements
             Unaudited consolidated balance sheets                   3
             Unaudited consolidated statements of operations         4
             Unaudited consolidated statements of cash flows         5
             Notes to unaudited consolidated financial statements    6

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  10

Part II -    Other Information

Item 1.      Legal Proceedings                                      16

Item 2.      Changes in securities                                  16

Item 3.      Defaults upon Senior Securities                        16

Item 4.      Submission of matters to a Vote of Securities Holders  16

Item 5.      Other information                                      16

Item 6.      Exhibits and Reports on Form 8-K                       17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

MAIL-WELL I CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(DOLLARS IN THOUSANDS)
- - --------------------------------------------------------------------------------

                                                               June 30,  December 31,
                                                                 1996        1995
- - ------------------------------------------------------------------------------------
CURRENT ASSETS
  Receivables, net                                              $ 92,151   $ 95,550
  Accounts receivable - other                                      2,720      3,770
  Income tax receivable, net                                       1,506         --
  Inventories                                                     73,116     67,598
  Deferred tax asset                                               3,846      3,846
  Other current assets                                             2,744      1,264
                                                                --------   --------
    Total current assets                                         176,083    171,968

RECEIVABLE FROM PARENT                                             1,160      3,933
PROPERTY, PLANT AND EQUIPMENT - NET                              211,770    205,096
DEFERRED FINANCING COSTS - NET                                    14,518     15,897
GOODWILL - NET                                                   104,070    101,026
OTHER ASSETS - NET                                                 3,830      3,859
                                                                --------   --------
TOTAL                                                           $511,431   $501,839
                                                                ========   ========
CURRENT LIABILITIES
  Accounts payable                                              $ 33,191   $ 31,783
  Accrued compensation and vacation                               19,712     20,216
  Accrued interest                                                 3,445      4,497
  Other current liabilities                                       21,863     18,513
  Current portion of long-term debt and capital leases            12,880     11,523
                                                                --------   --------
    Total current liabilities                                     91,091     86,532
CAPITAL LEASES                                                     3,170      3,399
BANK BORROWINGS                                                  204,064    207,482
SUBORDINATED NOTES                                                85,000     85,000
DEFERRED INCOME TAXES                                             16,224     14,853
OTHER LONG TERM LIABILITIES                                        1,494      1,512
                                                                --------   --------
    Total liabilities                                            401,043    398,778
                                                                --------   --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value; 1000 shares authorized,
   issued and outstanding                                              1          1
  Paid-in capital                                                 92,065     91,575
  Unearned ESOP compensation                                      (3,130)    (3,530)
  Retained earnings                                               21,677     15,246
  Cumulative foreign currency translation adjustment                 (14)       (20)
  Pension liability adjustment                                      (211)      (211)
                                                                --------   --------
    Total stockholders' equity                                   110,388    103,061
                                                                --------   --------
TOTAL                                                           $511,431   $501,839
                                                                ========   ========

           See notes to unaudited consolidated financial statements.

MAIL-WELL I CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(DOLLARS IN THOUSANDS)
- - --------------------------------------------------------------------------------

                                                    Quarter Ended June 30,    Six Months Ended June 30,
                                                       1996          1995          1996       1995
                                                     --------      --------      --------   --------
NET SALES                                            $185,110      $129,439      $378,835   $253,838

COST OF SALES:
       Materials                                       84,474        63,865       175,404    122,716
       Labor and other                                 48,838        35,551       102,132     70,470
       Manufacturing                                   10,300         5,439        21,037     10,830
       Depreciation                                     3,993         1,977         7,478      3,887
       Waste recovery                                  (1,877)       (5,721)       (4,292)   (11,254)
                                                     --------      --------      --------   --------
          Total cost of sales                         145,728       101,111       301,759    196,649

GROSS PROFIT                                           39,382        28,328        77,076     57,189

OTHER OPERATING COSTS
       Selling                                         13,629         8,172        27,661     16,725
       Administrative                                  10,089         8,693        20,087     17,047
       Loss on disposal of assets                         476             -           599          -
       Amortization                                       985           395         1,927      1,123
                                                     --------      --------      --------   --------
          Total other operating costs                  25,179        17,260        50,325     34,895

OPERATING INCOME                                       14,203        11,068        26,751     22,294

OTHER EXPENSE
       Interest expense - debt                          7,064         5,655        14,145     11,347
       Interest expense - amortization
        of deferred financing costs                       748           661         1,480        947
       Other expense (income)                              18           116           (23)       198
                                                     --------      --------      --------   --------

INCOME BEFORE INCOME TAXES                              6,373         4,636        11,149      9,802

PROVISION FOR INCOME TAXES
      Current                                           2,217           820         3,426      1,956
      Deferred                                            491         1,139         1,344      2,369
                                                     --------      --------      --------   --------

NET INCOME                                           $  3,665      $  2,677      $  6,379   $  5,477
                                                     ========      ========      ========   ========

           See notes to unaudited consolidated financial statements.

MAIL-WELL I CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(DOLLARS IN THOUSANDS)
- - --------------------------------------------------------------------------------

                                                                Six Months Ended June 30,
                                                                      1996       1995
                                                                  ---------   --------
CASH FLOW PROVIDED BY (USED IN) OPERATIONS:
  Net income                                                      $   6,431   $  5,477
  Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
       Depreciation                                                   7,478      3,887
       Amortization                                                   3,407      2,070
       Deferred tax provision                                         1,343      2,369
       Loss on disposal of assets                                       598          -
       ESOP compensation expense                                      1,089        822
       Other                                                           (125)         -
  Change in operating assets and liabilities:
       Receivables                                                   12,608     (3,036)
       Inventories                                                    9,971     (5,097)
       Accounts payable                                              (1,489)    (1,685)
       Accrued interest payable                                      (1,052)         -
       Current income taxes                                          (2,175)     4,304
       Other working capital                                         (1,802)    10,065
       Accrued pension, current and long term                           115        324
       Other assets and other long-term liabilities                    (192)       (21)
                                                                    -------    -------
          Net cash provided by operating activities                  36,205     19,479

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Quality Park Products, Inc.                       (25,610)         -
   Capital expenditures                                              (7,133)    (3,635)
   Proceeds from sale of property, plant and equipment                2,101          -
   Purchase of marketable securities                                      -       (315)
   Maturity of temporary cash investments                               250          -
                                                                    -------    -------
          Net cash used in investing activities                     (30,392)    (3,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash overdrafts                                                   (2,733)    (7,220)
   Proceeds from long-term debt                                      99,639     11,000
   Repayments of long-term debt                                    (102,392)   (19,322)
   Repayments of capital lease obligations                             (326)         -
   Equity issuance costs                                                  -        (25)
                                                                    -------    -------
          Net cash used in financing activities                      (5,812)   (15,567)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (1)         0
                                                                    -------    -------
INCREASE (DECREASE) IN CASH                                               -          -
                                                                    -------    -------

BALANCE AT BEGINNING OF PERIOD                                            -          -
                                                                    -------    -------
BALANCE AT END OF PERIOD                                          $       0   $      0
                                                                    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                        $  15,197   $ 10,677
    Cash paid for taxes                                               2,824          -


           See notes to unaudited consolidated financial statements.

MAIL-WELL I CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1. BASIS OF PRESENTATION

   Nature of Operations - Mail-Well I Corporation ("M-W Corp." or the "Company") is the largest printer and manufacturer of envelopes in the United States and Canada competing primarily in the higher-margin consumer direct market segment of the envelope printing industry in which envelopes are designed and manufactured to customer specifications. The Company is also a leading high impact color printer specializing in printing advertising literature, high-end catalogs and annual reports and is recognized as an innovative provider of quality printed products to leading companies in the United States. Mail-Well, Inc. (the "Parent") owns 100% of the Company's common stock.

   On July 31, 1995, M-W Corp. acquired all of the outstanding shares of common stock of Supremex, Inc. ("Supremex") a Canadian printer and manufacturer of envelopes (the "Supremex Acquisition"). On August 25, 1995, M-W Corp. acquired all of the outstanding shares of common stock of Graphic Arts Center, Inc. ("GAC"), one of the leading high impact commercial printers in the United States (the "GAC Acquisition").

   In April 1996, M-W Corp. acquired substantially all of the assets of Quality Park Products, Inc. ("Quality"), a printer and manufacturer of envelopes (the "Quality Acquisition"). The total consideration for the Quality Acquisition was approximately $26.6 million. The Quality Acquisition was financed by amending and restating the current bank credit agreement to add $20,000,000 in term loans to the current facility and to allow the use of funds from the revolver facilities to finance the remainder of the Quality Acquisition.

   The Supremex Acquisition, GAC Acquisition and Quality Acquisition were accounted for as purchases and accordingly, the net purchase prices were allocated to the various purchased assets according to their fair value at the date of purchase.

   The following table presents the unaudited pro forma results of operations as if the Supremex Acquisition and the GAC Acquisition had occurred on January 1, 1994 and the Quality Acquisition (collectively, the "Acquisitions") had occurred on January 1, 1995. As these Acquisitions were accounted for as purchases, their results of operations are included in the Company's statements of operations from the dates of the respective acquisitions. The summary pro forma results are based on assumptions and are not necessarily indicative of the results which would have occurred had the Acquisitions actually taken place on the dates specified above, or of the future results of operations of the Company.

                                                 Six Months Ended June 30,
                                                   1996             1995
                                                   ----             ----
                                              (in millions, except per share)

   Net sales                                      $402.1           $420.1
   Net income                                     $  7.6           $  8.7


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation - The consolidated financial statements for all periods presented include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   Cash - Cash is managed using zero balance bank accounts.

   Interim Financial Information - The financial information contained herein is unaudited and includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The consolidated financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements which are included in the Company's Form 10-K. The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1996. The Company believes that the report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flow for the quarters and periods ended June 30, 1996 and 1995.

   Fiscal Period - Each fiscal quarter includes thirteen weeks. The Company's second fiscal quarter ends on the last Saturday in June. For presentation purposes, however, the fiscal quarter is presented as if it ended on June 30, 1996.

   Inventories - Inventories for all entities, except for one wholly-owned subsidiary, are valued at the lower of first-in, first-out ("FIFO") cost or market and include the cost of materials, labor and manufacturing overhead. Pavey inventories are stated at the lower of cost, determined by the last-in, first-out ("LIFO") method, or market.

   Property, Plant and Equipment - Property, plant and equipment is recorded at cost. Replacements of major units of property are capitalized and the replaced properties are retired. Replacements of minor units of property and repair and maintenance costs are charged to expense as incurred.

   Income Taxes - The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between such income and that recognized for tax return purposes.

   Employee Stock Ownership Plan - Unearned ESOP compensation balance is presented in the accompanying financial statements as a reduction of equity. As the ESOP shares are allocated to participants, the unearned ESOP compensation balance will decrease and compensation expense will be recorded.

   Foreign Currency Translation - The balance sheet of Supremex is translated from Canadian dollars, the functional currency of Supremex, to U.S. dollars at the period end rates of exchange. Results of operations are translated at average rates prevailing during the period. The effects of translation at the balance sheet date are accumulated as the cumulative foreign currency translation adjustment in stockholders' equity.

   Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Reclassification - Certain amounts in the 1995 financial statements have been reclassified to conform to 1996 presentation.

3. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (in thousands)

   Inventory:
                                          June 30, 1996     December 31, 1995

   Raw materials                             $ 27,853            $ 28,344
   Work in process                              6,995              11,544
   Finished goods                              40,819              29,851
   Reserve for obsolescence and loss           (2,104)             (1,694)
   Reserve for LIFO                              (447)               (447)
                                             --------            --------
   Total                                     $ 73,116            $ 67,598
                                             ========            ========
   Property, plant and equipment:
                                          June 30, 1996     December 31, 1995

   Land and land improvements                $ 10,939            $ 10,357
   Buildings                                   44,303              46,860
   Leasehold improvements                       3,518               2,177
   Machinery and equipment                    157,980             143,843
   Furniture and fixtures                       2,707               3,574
   Automobiles and trucks                         590                 468
   Computers and software                       7,703               6,987
   Construction in progress                     4,976               4,503
                                             --------            --------
                                              232,716             218,769
   Less accumulated depreciation              (20,946)            (13,673)
                                             --------            --------
      Total                                  $211,770            $205,096
                                             ========            ========
4. LONG-TERM DEBT

   Long-term debt consists of the following (in thousands):

                                          June 30, 1996    December 31, 1995
   Bank Borrowings:
     Revolving Credit Loans                  $ 41,539            $ 58,159
     Term Loans                               174,457             160,228
   Other                                          267
   Subordinated Notes                          85,000              85,000
                                             --------            --------
                                              301,263             303,387
   Less current maturities                    (12,199)            (10,905)
                                             --------            --------
   Long-term debt                            $289,064            $292,482
                                             ========            ========

   The bank credit agreement of the Company now provides for $174,457,000 in Term Loans and $90,000,000 of revolving credit loans as well as Canadian $20,000,000 of revolving credit loans. Borrowings under the bank credit agreement are collateralized by substantially all assets of the Company.

   At June 30, 1996, M-W Corp. had interest rate cap agreements in place for a notional value of $55,000,000. Agreements for a notional value of $20,000,000 provide an effective LIBOR interest rate cap of 8.5% and expire May 16, 1997; agreements for a notional value of $35,000,000 provide an effective LIBOR interest rate cap of 9.0% and expire March 31, 1997.

   At June 30, 1996, M-W Corp. had an outstanding currency rate swap agreement with a notional amount of $46.0 million which involves the exchange of floating rate U.S. dollar denominated debt for floating rate Canadian dollar denominated debt at a contracted exchange rate. At June 30,

   1996, M-W Corp. has recorded a receivable of $33,000 related to this agreement. This amount represents the difference between the quarter end exchange rate and the fixed exchange rate multiplied by the notional amount of the contract.

5. PENDING ACQUISITION

   In June, the Company announced that Supremex had signed a letter of intent to acquire substantially all of the Canadian assets of Pac National Group Products, Inc. ("PNG"), a Canadian envelope manufacturer based in Ontario. The Bureau of Competition Policy in Canada has issued approval for the transaction. In addition, the transaction is subject to negotiation of a definitive acquisition agreement, due diligence and other closing conditions.

                                   * * * * *



            [The remainder of this page intentionally left blank.]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, this report contains forward-looking statements. The reader of this information should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, product demand and sales, growth rate, ability to obtain assumed productivity savings, quality control, availability of acquisition opportunities and their related costs, cost savings due to integration and synergies associated with acquisitions, ability to obtain additional financings and bank restructuring, interest rates, foreign currency exchange rates, paper and raw material costs, waste paper prices, ability to pass through paper costs to customers, postage rates, changes in the direct mail industry, competition,
ability to develop new products, labor costs and advertising costs.   This
entire report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

Overview - The following is a brief discussion of events and industry conditions that have affected the results of operations and financial condition of Mail-Well I Corporaiton ("M-W Corp" or the "Company").

Acquisitions - On July 31, 1995, the Company acquired Supremex, Inc. (Supremex), a Canadian printer and manufacturer of envelopes. On August 25, 1995, the Company acquired Graphic Arts Center, Inc. (GAC), a fine color commercial printer. On April 22, 1996, the Company acquired Quality Park Products, Inc. ("Quality"), a printer and manufacturer of envelopes.

Results of Operations

U.S. Envelope Operations
- - ------------------------
The following table presents historical financial data for the U.S. envelope operations of the Company including the operations of Quality since the date of acquisition.


                                    Quarter Ended June 30,                        Six Months Ended June 30,
                                    ---------------------                         ------------------------
                                    1996             1995                          1996              1995
                                    ----             ----                          ----              ----
(dollars in thousands)             $        %        $        %                  $        %        $        %
                               ----------------------------------             ---------------------------------

Net Sales                       $140,679  100.0   $129,439  100.0             $269,356  100.0   $253,838  100.0
Cost of Sales
  Materials                       65,637   46.7     58,144   44.9              125,715   48.0    111,462   43.9
  Labor and other                 38,484   27.4     35,551   27.5               73,934   26.8     70,470   27.8
  Manufacturing                    5,510    3.9      5,439    4.2               10,800    3.7     10,830    4.3
Selling and Administrative        15,504   11.0     15,660   12.1               30,358   11.3     31,362   12.3
                                --------  -----   --------  -----             --------  -----   --------  -----
EBITDA                          $ 15,544   11.0   $ 14,645   11.3             $ 28,549   10.6   $ 29,714   11.7
                                ========  =====   ========  =====             ========  =====   ========  =====

Units Sold (in millions)           5,984             6,629                      12,324            13,250

Quarter Ended June 30, 1996 to June 30, 1995

Operations of Acquired Business - Included in the results for the three and six months ended June 1996 are the operations of Quality since the date of acquisition. Quality's net sales of $20.4 million for the second quarter of 1996 represents a $3.2 million decline in sales as compared to the same period in 1995. This decline was due to the loss of a major customer (which occurred prior to the acquisition of Quality by the Company) representing $3.9 million in sales offset by sales increases to other customers of $0.7 million. The gross margins for Quality have improved from the prior year due to the discontinuation of certain discounted pricing programs.

The following discussion does not include the results of Quality's operations.

Net Sales - Net sales decreased 7.1% for the quarter ended June 1996 compared to June 1995. The average price increased by 4.3% from the average 1995 sales price. The increase was due to a favorable product mix and maintaining selling prices despite decreasing paper costs. Total volume for the U.S. envelope operations decreased 9.7% to 6.0 billion units for the quarter ended June 1996 from 6.6 billion units for the quarter ended June 1995. Volume in the second quarter was negatively impacted by lower demand in the direct mail and merchant markets.

Cost of Sales - The total cost of sales, as a percentage of sales, was consistent with 1995 at 76.5%. Margin as a percent to sales was consistent despite lower paper costs due to a fall in proceeds from the sale of waste paper and increases in other costs as a percentage of sales. Material costs, exclusive of waste revenue, were 44.2% and 49.3% of net sales for the quarters ended June 1996 and 1995, respectively. For the quarter ended June 1996, the average cost of 24# white wove was approximately $36.50 per CWT versus $49.00 for the same period in 1995. Waste paper revenues declined from 4.4% of sales in the second quarter of 1995 to 1.4% in the second quarter of 1996, as average hard white waste paper prices dropped from $601 per ton for the quarter ended June 1995 to $207 per ton for the quarter ended 1996. Labor and other and manufacturing expenses increased to 33.7% of sales in the second quarter of 1996 compared to 31.7% in the second quarter of 1995 despite cost cutting measures due to lower sales volumes.

The Company believes that material gross margin per unit (measured on a per thousand envelope basis) and volume of units sold are better indicators of its revenue trends than its net sales, since historically the Company has passed on to its customers changes in its cost of paper. When measured on a unit basis, material gross margin increased from $10.50 per thousand units in the second quarter of 1995 to $11.37 per thousand units in the same period in 1996. The increase in material gross margin on a unit basis is attributable to the Company's ability to maintain sales price in a period of declining paper prices. The effect of lower paper prices on material gross margin was partly offset by a decrease in proceeds from the sale of waste paper. Waste revenue declined from $0.84 per thousand units in the second quarter 1995 to $0.28 per thousand units in 1996 (a dollar decline of $4.0 million).

Selling and Administrative - Selling and administrative expenses, as a percent of sales, decreased to 11.7% from 12.1% due to efficiencies realized in the consolidation efforts of certain functions when businesses have been acquired.

EBITDA - EBITDA, as a percentage of sales, increased to 11.8% for the period ended June 1996, from 11.3% for the same period in 1995.

Six Months Ended June 30, 1996 to June 30, 1995

Operations of Acquired Business - Included in the results for the three and six months ended June 1996 are the operations of Quality since the date of acquisition. Quality's net sales of $20.4 million for the second quarter of 1996 represents a $3.2 million decline in sales as compared to the same period in 1995. This decline was due to the loss of a major customer (which occurred prior to the acquisition of Quality by the Company) representing $3.9 million in sales offset by sales increases to other customers of $0.7 million. The gross margins for Quality have improved from the prior year due to the discontinuation of certain discounted pricing programs.

The following discussion does not include the results of Quality's operations.

Net Sales - Net sales decreased 1.9% for the six months ended June 1996 compared to the same period ended June 1995. The average price increased by 8.1% from the average 1995 sales price. The increase was due to a favorable product mix and maintaining selling prices despite decreasing paper costs. Total volume for the U.S. envelope operations decreased 7.0% to 12.3 billion units for the period ended June 1996 from 13.2 billion units for period ended June 1995. Volume in the first half of the year was negatively impacted by lower direct mail and merchant volume combined with adverse weather in the first quarter.

Cost of Sales - The total cost of sales, as a percentage of sales, increased from 75.9% in the first half of 1995 to 77.5% in the same period for 1996. Margin, as a percent of sales, decreased despite lower paper costs due to a fall in proceeds from the sale of waste paper and increases in other costs as a percentage of sales. Material costs, exclusive of waste revenue, were 46.5% and 48.3% of net sales for the quarters ended June 1996 and 1995, respectively. For the six months ended June 1996, the average cost of 24# white wove was approximately $39.70 per CWT versus $47.00 for the same period in 1995. Waste paper revenues declined from 4.4% of sales in the first six months of 1995 to 1.6% in 1996, as hard white waste paper prices dropped from an average of $578 per ton in 1995 to $234 per ton in 1996. Labor and other and manufacturing expenses increased to 32.6% of sales in the first half of 1996 compared to 32.1% in the first half of 1995.

The Company believes that material gross margin per unit (measured on a per thousand envelope basis) and volume of units sold are better indicators of its revenue trends than its net sales, since historically the Company has passed on to its customers changes in its cost of paper. When measured on a unit basis, material gross margin increased from $10.42 per thousand units in the first half of 1995 to $11.09 per thousand units in the same period in 1996. The increase in material gross margin on a unit basis is attributable to the Company's ability to maintain sales prices in a period of declining paper prices. The effect of lower paper prices on material gross margin was partly offset by a decrease in proceeds from the sale of waste paper. Waste revenue declined from $0.82 per thousand units in the first half of 1995 to $0.33 per thousand units in 1996.

Selling and Administrative - For the six months ended June 1996, selling and administrative expenses, as a percent of sales, decreased to 11.6% from 12.4% compared to the same period in 1995. The decrease is due to the reduction or elimination of certain functions when businesses have been acquired, resulting in cost savings.

EBITDA - EBITDA, as a percentage of sales, decreased to 10.9% for the period ended June 1996, from 11.7% for the same period in 1995. This EBITDA decline represents the lower demand in the direct mail and merchant markets.


Supremex, Inc.
- - -------------

The following table presents financial information with respect to the acquired Supremex operations for the quarters and periods ended June 30, 1996 and 1995. Information for the 1995 quarter and period is derived from historical financial statements prior to the acquisition of Supremex by the Company.



                                    Quarter Ended June 30,                        Six Months Ended June 30,
                                    ---------------------                         ------------------------
                                    1996             1995                          1996              1995
                                    ----             ----                          ----              ----
(dollars in thousands)             $        %        $        %                  $        %        $        %
                               ----------------------------------             ---------------------------------
Net Sales                      $20,176   100.0   $22,089    100.0             $42,326  100.0    $42,707   100.0
Cost of Sales
  Materials                      8,881    44.0    10,372     47.0              19,566   46.2     20,078    47.0
  Labor and other                3,628    17.9     3,525     15.9               7,390   17.5      7,115    16.7
  Manufacturing                  1,224     6.1     1,152      5.2               2,533    6.0      2,425     5.7
Selling and Administrative       2,942    14.6     3,154     14.3               5,926   14.0      6,531    15.3
                               -------   -----   -------    -----             -------  -----    -------   -----
EBITDA                         $ 3,501    17.4   $ 3,886     17.6             $ 6,911   16.3    $ 6,558    15.3
                               =======   =====   =======    =====             =======  =====    =======   =====
Units sold (in millions)         1,001             1,066                        2,033             2,200

Quarter Ended June 30, 1996 Compared to the Quarter Ended June 30, 1995

Net Sales - Net sales in the three months ended June 1996 decreased by 8.7%.
The units sold in the quarter ended June 1996 decreased by 6.1% compared to the same period in 1995. The decline in units sold is due to the weak demand in the direct mail segment of the envelope market. The average selling price decreased to $20.16 per thousand units sold in the second quarter of 1996 compared to
$20.72 in the second quarter of 1995.   The decrease in selling price is due to
passing on to customers the reduction in raw material costs of 14.4% as compared to the quarter ended 1995.

Cost of Sales - Cost of sales for the quarters ended June 1996 and 1995 remained steady at 68.0% of sales. Total raw material costs decreased 14.4% to $8.8 million for the quarter ended June 1996. This reduction is due to the lower paper prices in 1996; the average cost per CWT of paper used decreased by 17.6% from the same quarter in 1995. The total gross profit (calculated as net sales less cost of goods sold) per thousand units decreased to $6.44 per thousand units for the second quarter of 1996 from $6.60 per thousand units for the comparable period in 1995. This decrease was due to the lower sales prices and decreased volume as total cost of sales (as a percentage of sales) did not fluctuate for the period.

Selling and Administrative - For the quarter ended June 1996, selling and administrative expenses decreased by $0.2 million from the comparable period in
1995.   The decrease is mainly the result of the shutdown of Brantford manufacturing facility.

Six Months Ended June 30, 1996 Compared to the Six Months Ended June 30, 1995

Net Sales - Net sales decreased by 1.0% from the first half of 1996 compared to 1995. The average selling price increased by 7.3% from $19.41 per thousand units in the first half of 1995 to $20.82 per thousand units in 1996. The increase was due to a favorable product mix and maintaining average selling prices despite decreasing paper costs. Total volume for Canadian envelope operations decreased by 7.6% to 2.0 billion units for the period ended June 1996 from 2.2 billion units for the period ended June 1995. Volume in the first half of the year was negatively impacted by a weak Canadian economy in 1996.

Cost of Sales - Cost of sales remained steady at approximately 69.7% as a percentage of sales for the first half of 1996 as compared to the same period in 1995. The cost of raw materials, which is mainly paper, decreased 2.6% from 1995. This reduction was due to the lower paper prices in 1996; the average cost by CWT of paper used is down 12.8% from 1995. The product mix changed such that products with a higher paper content were sold in 1996 thus increasing the selling price. Waste revenue decreased from 2.5% of sales in 1995 to 1.0% of sales in 1996 due to the weaker market for waste paper. Additionally , there was a higher gross profit contribution on units sold in 1996 compared to 1995 due to signed contracts for envelopes at the higher paper prices. The total gross profit, calculated as net sales less cost of goods sold, per thousand units increased by 6.1% to $6.31 per thousand units in 1996 from $5.95 per thousand units in 1995.

Selling and Administrative - The decline in selling and administrative expenses, as a percentage of sales, is primarily due to a reduction of professional fees and to the shutdown of the Brantford manufacturing facility. The sales force has been reduced and administrative responsibilities combined with other regions.

Graphic Arts Center, Inc.
- - ------------------------

The following table presents financial information with respect to the acquired GAC operations for the quarters and periods ended June 30, 1996 and 1995. Information for the 1995 quarter and period reflects the historical results of GAC prior to the acquisition by the Company.



                                    Quarter Ended June 30,                        Six Months Ended June 30,
                                    ---------------------                         ------------------------
                                    1996             1995                          1996              1995
                                    ----             ----                          ----              ----
(dollars in thousands)             $        %        $        %                  $        %        $        %
                               ----------------------------------             ---------------------------------
Net Sales                      $24,255   100.0    $36,030   100.0             $67,153   100.0   $75,285   100.0
Cost of Sales
  Materials                      8,079    33.3     14,956    41.5              25,831    38.4    30,181    40.1
  Labor and other                6,726    27.7      9,051    25.1              20,808    31.0    19,714    26.2
  Manufacturing                  3,566    14.7      4,014    11.1               7,704    11.5     7,556    10.0
Selling and Administrative       3,934    16.2      5,104    14.2               8,976    13.4    11,205    14.9
                               -------   -----    -------   -----             -------   -----   -------   -----
EBITDA                         $ 1,950     8.1    $ 2,905     8.1             $ 3,834     5.7   $ 6,629     8.8
                               =======   =====    =======   =====             =======   =====   =======   =====

Quarter Ended June 30, 1996 Compared to the Quarter Ended June 30, 1995

Net Sales and Cost of Sales - Net sales of $24.3 million for the three months ended June 1996 decreased 32.7% over the same period in the prior year. The decline in sales consisted almost entirely of decreased web sales, which were down from the prior year by $11.5 million. The decrease in web sales reflects the competitive market for web sales as well as an overall drop in catalog and other long run web work used for general advertising. The latter was reflected in a drop in advertising insert work related to new car introductions. Finally, GAC continues to shift its product mix from catalogs to advertising and commercial work, which is generally shorter run, sheetfed work. Gross margin was 24.3% for the three month period ended June 1996 as compared to 22.2% for the period ended June 1995. This improvement reflects lower material costs.
The lower material costs are primarily the result of the disproportionate decline in paper intensive web sales noted above. Production efficiency has improved and fixed manufacturing expenses have been reduced but the more competitive print market continues to drive down margins.

Selling and Administrative - GAC's selling and administrative expenses increased as a percentage of sales from 14.2% to 16.2% as a result of the decline in volume. Cost reductions have been and continue to be made which include reductions in spoilage, production supplies, employee counts and travel and entertainment expenses.

Six Months Ended June 30, 1996 Compared to the Six Months Ended June 30, 1995

Net Sales and Cost of Sales - Of the $8.1 million decline in net sales, $11.8 million is due to the poor web sales in the second quarter. For the first quarter of 1996, net sales increased $3.7 million on unit growth in the annual reports segment of the market. GAC is also beginning to generate volume from its Northern California facility in the sheetfed market. GAC's gross margin was 19.1% for the six month period ended June 1996 compared to 23.7% for the six months ended June 1995. The overall decline reflects the continuing competitive market for printing services in GAC's markets.

Selling and Administrative - The decline in year to date selling and administrative expenses is as expected given the cost reduction efforts which include reductions in spoilage, production supplies, employee counts and travel and entertainment expenses.

Consolidated Information
- - ------------------------

The following table presents historical financial information for the Company and includes the operations of Supremex, GAC and Quality from the dates of their respective acquisitions.



                                    Quarter Ended June 30,                        Six Months Ended June 30,
                                    ---------------------                         ------------------------
                                    1996             1995                          1996              1995
                                    ----             ----                          ----              ----
(dollars in thousands)             $   % sales    $    % of sales               $   % of sales   $   % of sales
                               ----------------------------------             ---------------------------------
Depreciation                   $3,993    2.2      $1,977    1.5               $ 7,478   2.0     $ 3,887   1.5
Amortization                      985    0.5         395    0.3                 1,927   0.5       1,123   0.5
Interest                        7,812    4.2       6,316    4.9                15,625   4.1      12,294   4.8
Other Expense (Income)             18      -         116      -                   (23)    -         198     -

Corporate Selling
     and Administrative         1,338    0.7       1,205    0.9                 2,488   0.7       2,410   0.9
Loss on Disposal of Assets        476    0.3                                      599     -
Income Taxes                    2,708    1.5       1,959    1.5                 4,770   1.3       4,325   1.7


Depreciation Expense - The depreciation expense increased for the quarter and six months ended June 1996 compared to the quarter and year-to-date period in the prior year due to the depreciation of the property acquired in the acquisitions of Supremex, GAC and Quality.

Amortization Expense - The amortization expense increased due to the amortization of the intangibles acquired in the acquisitions of Supremex, GAC and Quality.

Interest Expense - The interest expense increase for the quarter and six months ended June 1996 was the result of larger debt balances as compared to the same period in 1995 due to the debt incurred in the acquisitions of Supremex, GAC and Quality. Included in the interest expense amount is the amortization of deferred financing costs. The 1995 interest amount also includes the accretion of the discount on the deferred coupon notes which were repurchased in the second half of 1995.

Corporate Selling and Administrative Expenses - These expenses are those incurred to run the corporate office of the Company. They include, primarily, the salaries and benefits of corporate staff, investor relations, professional fees and certain insurance policies. The increases from the same periods in 1995 represent the additional expenses incurred with resources devoted to corporate communications with investors and acquisition activities.

Loss on Disposal of Assets - This loss primarily represents the loss on the disposal of certain assets when consolidating the Texas facilities and relocating the Philadelphia facility.

Income Taxes - The effective tax rate for the year to date period ended June 1996 is 42.8% as compared to an effective tax rate of 44.3% for the year to date period ended June 1995. The effective tax rate for both periods is higher than the federal statutory rate due to state and provincial income taxes. The rate is less than that in the prior year due to significant tax planning including the reorganization of the U.S. envelope divisions to minimize state income taxes.

Liquidity and Capital Resources

Historical Cash Flow - Net cash provided by operating activities was $36.2 million for the six months ended June 30, 1996; net cash provided by operating activities totaled $19.5 million for the six months ended June 30, 1995. The acquisition of Quality required the use of $25.6 million of cash of which $22.5 million was borrowed under the Company's bank credit agreement. Other investing activities for both periods include capital expenditures of $7.1 million for 1996 and $3.6 million for 1995. Proceeds of $2.1 million in 1996 represent the sale of a manufacturing building in Denver. The 1996 expenditures were offset by the proceeds of $0.25 million from the maturity of temporary cash investments. The repurchase of deferred coupon notes in 1995 consumed $0.3 million of cash.

Debt Obligations - As of June 30, 1996, the Company had borrowed $46.6 million (including $5.1 million in letters of credit) under the revolving credit facility of the Bank Credit Agreement. After giving effect to borrowing base limitations, $55.3 million was available for additional borrowings. Interest rates on the Company's bank debt ranged from 7.50% to 8.4375 % as of June 30, 1996. The average interest rate was 8.1%.

Capital Requirements - The Company estimates that, based on current utilization of its existing equipment and expected demand, it will spend $15.0 to $20.0 million per year on capital expenditures exclusive of acquisitions.

Effects of Inflation - The effects of inflation have not been material to the Company. However, due to the competitive nature of its business, it may not always be able to continue to pass on inflationary cost increases in the future. Manufacturing costs are affected by inflation and the effects of inflation may be experienced by the Company in future periods.

Effects of Foreign Currency - The effects of foreign currency exchange have not been material to the Company to date. The Company recognized a net foreign exchange gain of $43,000 in the first six months of 1996 which relates, primarily, to U.S. dollar denominated debt borrowed by the Canadian subsidiary. Term loans with a face value of $50,000,000 were borrowed in U.S. dollars and are included in the balance sheet of Supremex. Supremex entered into a currency rate swap agreement which involves the exchange of floating U.S. dollar denominated debt for floating rate Canadian dollar denominated debt at a contracted exchange rate. This swap agreement is intended to minimize the exchange rate risk to the Company.

Seasonality and Environmental - The effects of seasonality and environmental matters had no material financial impact on the historical operations of the Company and are not expected to have an effect on the Company's liquidity and capital resources.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is currently involved in legal proceedings with Skrudland Photo, Inc. ("Skrudland"). On March 14, 1995, Skrudland filed a lawsuit, Skrudland
                                                                   ---------
Photo, Inc. v. Mail-Well Corporation, d/b/a Mail-Well Envelope, in the District
- - --------------------------------------------------------------
of Travis County, Texas, 345th Judicial District (Cause No. 94-15915), alleging that the Company manufactured and distributed to Skrudland defective envelopes. Skrudland is seeking monetary damages for actual and consequential damages, costs and expenses of the action, and such other relief as the court may order. The Company has filed a counter-claim against Skrudland for failure to pay, plus interest and attorney's fees.

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Securities Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

Exhibit
Number                                Description of Exhibit
- - -------                               ----------------------
3.1 Certificate of Incorporation of the Company, as amended - incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

3.2 Certificate of Amendment of Certificate of Incorporation of the Company dated December 8, 1994 - incorporated by reference from
          Exhibit 3.1 of the Company's Registration Statement on Form S-1 dated May 9, 1995.

3.3 Certificate of Amendment of Certificate of Incorporation of the Company - incorporated by reference from Exhibit 3.3 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

3.4 Bylaws of the Company - incorporated by reference from Exhibit 3.4 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

4.1 Form of Certificate representing the Common Stock, par value $0.01 per share, of the Company - incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

4.2 Indenture dated February 24, 1994 by and between the Company and Shawmut Bank, National Association, as Trustee, with respect to the $39,500,000 in aggregate principal amount of Original Senior Deferred Coupon Notes and Exchange Senior Deferred Coupon Notes due 2006, including the form of Deferred Coupon Note - incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

4.3 Indenture dated as of February 24, 1994 by and between M-W Corp. and Shawmut Bank, National Association, as Trustee, with respect to the 10-1/2% Original Senior Subordinated Notes and the 10-1/2% Exchange Senior Subordinated Notes due 2004, including the form of Note and the guarantees of the Company, Wisco and Pavey - incorporated by reference from Exhibit 4.3 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

4.3.1 Supplemental Indenture dated July 31, 1995 to the Indenture identified in Exhibit 4.3 - incorporated by reference from Exhibit 4.4.1 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

4.3.2     Form of Second Supplemental Indenture to the Indenture identified in
          Exhibit 4.3 -incorporated by reference from Exhibit 4.4.2 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

4.4 Form of Stockholders Agreement among the Company and certain holders of the Common Stock effective as of February 24, 1994 and Amendment No. 1 thereto - incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

4.5 Form of Employee Stockholders Agreement among the Company and certain employee holders of the Common Stock effective as of February 24, 1994 - incorporated by reference from Exhibit 4.5 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

4.6 Form of American Mail-Well Employee Stockholders Agreement among the Company and certain holders of the Common Stock - incorporated by reference from Exhibit 10.44 of the Company's Registration Statement on Form S-1 dated May 9, 1995.

4.7 Form of Registration Rights Agreement among the Company and certain holders of the Common Stock effective as of February 24, 1994 - incorporated by reference from Exhibit 4.6 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

4.8 Form of Registration Rights Agreement among M-W Corp., the Company and Merrill Lynch effective as of February 24, 1994 - incorporated by reference from Exhibit 4.7 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.1 Asset Purchase Agreement dated December 7, 1993 by and among GP Envelope, G-P, M- W Corp. and the Company, as amended - incorporated by reference from Exhibit 10.1 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.2 Letter Agreement dated December 13, 1993 by and between Sterling, M-W Corp. and the Company relating to compensation payable by M-W Corp. and the Company to Sterling for services performed in connection with the Acquisition and the financing thereof - incorporated by reference from Exhibit 10.2 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.3 Letter Agreement dated December 13, 1993 by and between The Unicorn Group and Sterling regarding engagement of The Unicorn Group by Sterling -incorporated by reference from Exhibit 10.3 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.4 Letter Agreement dated December 13, 1993 from Saddle River Capital to Sterling regarding engagement of Saddle River Capital by Sterling - incorporated by reference from Exhibit 10.4 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.5 Communications Paper Supply Agreement dated February 24, 1994 between G-P and M-W Corp. - incorporated by reference from Exhibit 10.11 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.6 Computer Services Agreement dated February 24, 1994 between G-P and M-W Corp. -incorporated by reference from exhibit 10.12 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.7 Trademark License Agreement dated February 24, 1994 by and among G-P, Great Northern Nekoosa Corporation and M-W Corp. - incorporated by reference from Exhibit 10.13 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.8 Securities Exchange Agreement dated February 22, 1994 by and among the Company First Sterling, Unicorn, The Unicorn Group and Gerald F. Mahoney, including the form of Escrow Agreement by and among the parties to the Securities Exchange Agreement - incorporated by reference from Exhibit 10.14 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.9 Tax Sharing Agreement dated February 24, 1994 among the Company, M-W Corp., Wisco and Pavey - incorporated by reference from Exhibit 10.15 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.10 General Indemnity Agreement between M-W Corp. and Amwest Surety Insurance Company together with form of Letter of Credit -incorporated by reference from Exhibit 10.16 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.11 Form of Indemnity Agreement between the Company and each of its officers and directors - incorporated by reference from Exhibit 10.17 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.12 Form of Indemnity Agreement between M-W Corp. and each of its officers and directors - incorporated by reference from Exhibit 10.18 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.13 Form of M-W Corp. Employee Stock Ownership Plan effective as of February 23, 1994 and related Employee Stock Ownership Plan Trust Agreement -incorporated by reference from Exhibit 10.19 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.14 Form of M-W Corp. 401(k) Savings Retirement Plan - incorporated by reference from Exhibit 10.20 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.15 Company 1994 Stock Option Plan, as amended - incorporated by reference from Exhibit 10.15 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

10.16 Form of the Company Incentive Stock Option Agreement - incorporated by reference from Exhibit 10.22 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.17 Form of the Company Nonqualified Stock Option Agreement - incorporated by from Exhibit 10.23 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.18 Asset Purchase Agreement dated October 31, 1994 by and between American and M-W Corp., as amended - incorporated by reference from
          Exhibit 10.30 of the Company's Registration Statement on Form S-1 dated May 9, 1995.

10.19 Transition Services Agreement dated December 19, 1994 by and among CC Industries or American and M-W Corp. - incorporated by reference from
          Exhibit 10.31 of the Company's Registration Statement on Form S-1 dated May 9, 1995.

10.20 Guaranty dated December 19, 1994, executed by CC Industries in favor of M-W Corp. - incorporated by reference from Exhibit 10.33 of the Company's Registration Statement on Form S-1 dated May 9, 1995.

10.21 Commitment Letter dated December 19, 1994, from Henry Crown & Company to M-W Corp. - incorporated by reference from Exhibit 10.34 of the Company's Registration Statement on Form S-1 dated May 9, 1995.

10.22 Second Amended and Restated Credit Agreement dated as of July 31, 1995 by and among M-W Corp., the banks parties thereto and Banque Paribas, as Agent -incorporated by reference from Exhibit 10.22 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

10.23 Credit Agreement dated as of July 31, 1995 by and among Supremex, M-W Corp., the banks parties thereto and Bank Paribas, as Agent - incorporated by reference from Exhibit 10.23 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

10.24 Second Amended and Restated Guaranty Agreement dated as of July 31, 1995, executed by the Company in favor of Banque Paribas, as Agent - incorporated by reference from Exhibit 10.24 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

10.25 Share Purchase Agreement dated July 20, 1995, by and among the shareholders of Supremex, 3159051 Canada Inc. and Schroder Investment Canada Limited and Schroder Venture Managers (North America) Inc. - incorporated by reference from Exhibit 10.25 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

10.26 Indemnification Escrow Agent dated July 31, 1995, by and among 3159051 Canada Inc., Royal Trust Company of Canada and Schroder Investment Canada Limited and Schroder Venture Mangers (North America) Inc. - incorporated by reference from Exhibit 10.26 of the Company's' Registration Statement on Form S-1 dated September 21, 1995.

10.27 Guaranty dated July 31, 1995, executed by M-W Corp. in favor of Schroder Investment Canada Limited and Schroder Venture Mangers (North America) Inc., as Agents - incorporated by reference from Exhibit
          10.27 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

10.28 Securities Purchase Agreement dated as of August 2, 1995, as amended, by and among GAC Acquisition Company, Inc., GAC and the securityholders of GAC and McCown De Leeuw & Co., as Agents - incorporated by reference from Exhibit 10.28 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

10.29 Escrow Agreement dated as of August 2, 1995, by and among GAC Acquisition Company, Inc., GAC and securityholders of GAC and McCown De Leeuw & Co., as Agents - incorporated by reference from Exhibit
          10.29 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

10.30 Guaranty dated as of August 2, 1995, by M-W Corp. in favor of McCown De Leeuw & Co., as Agents - incorporated by reference from Exhibit
          10.30 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

10.31 Asset Purchase Agreement dated as of March 31, 1996 by and between Quality Park Products, Inc. and Mail-Well I Corporation - incorporated by reference from Exhibit 1 of the Company's Current Report on Form 8-K dated May 2, 1996.

10.31     Second Amendment to Second Amended and Restated Credit Agreement.


(b)       Reports on Form 8-K

          A report on Form 8-K was filed on July 1, 1996 to provide information under Item 7 of Form 8-K regarding the acquisition by Mail-Well I Corporation of Quality Park Products, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MAIL-WELL I CORPORATION
                                             (Registrant)


                                        By      PAUL V. REILLY
                                          --------------------------
                                        Paul V. Reilly
                                        Vice President, Chief Financial Officer


August 9, 1996