Form 10-Q
period 1996-09-30
MAIL WELL I CORP
filed 1996-11-12
CIK 920944

                                                            FINAL DRAFT 11/11/96

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

               For the quarterly period ended September 30, 1996


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



Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  [X]           No [_]

As of November 1, 1996 the Registrant had 1,000 shares of Common Stock, $0.01 par value, outstanding.

--------------------------------------------------------------------------------

MAIL-WELL I CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                     PAGE
PART I -     FINANCIAL INFORMATION

Item 1.      Financial Statements
             Unaudited consolidated balance sheets                     3
             Unaudited consolidated statements of operations           4
             Unaudited consolidated statements of cash flows           5
             Notes to unaudited consolidated financial statements      6

Item 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     10

PART I-      OTHER INFORMATION

Item 1.      Legal Proceedings                                        19

Item 2.      Changes in securities                                    19

Item 3.      Defaults upon Senior Securities                          19

Item 4.      Submission of matters to a Vote of Securities Holders    19

Item 5.      Other information                                        19

Item 6.      Exhibits and Reports on Form 8-K                         19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

MAIL-WELL I CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

                                                         September 30,         December 31,
                                                             1996                  1995
------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Receivables, net                                          $106,776             $ 95,550
  Accounts receivable - other                                  4,357                3,770
  Income tax receivable, net                                   1,236                   -
  Inventories                                                 68,357               67,598
  Deferred tax asset                                           3,851                3,846
  Other current assets                                         2,706                1,264
                                                            --------             --------
     Total current assets                                    187,283              172,028
RECEIVABLE FROM PARENT                                         1,292                3,933
PROPERTY, PLANT AND EQUIPMENT - NET                          197,494              205,096
DEFERRED FINANCING COSTS - NET                                13,422               15,897
GOODWILL - NET                                               116,658              101,026
OTHER ASSETS - NET                                             3,545                3,859
                                                            --------             --------
TOTAL                                                       $519,694             $501,839
                                                            ========             ========

CURRENT LIABILITIES
  Accounts payable                                          $ 37,249             $ 31,783
  Accrued compensation and vacation                           21,894               20,216
  Accrued interest                                             1,309                4,497
  Other current liabilities                                   24,410               18,513
  Current portion of long-term debt and capital leases        15,617               11,523
                                                            --------             --------
     Total current liabilities                               100,479               86,532
CAPITAL LEASES                                                 3,052                3,399
BANK BORROWINGS                                              197,565              207,482
SUBORDINATED NOTES                                            85,000               85,000
DEFERRED INCOME TAXES                                         17,586               14,853
OTHER LONG TERM LIABILITIES                                      538                1,512
                                                            --------             --------
     Total liabilities                                       404,220              398,778
                                                            --------             --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value; 1,000 shares
    authorized, issued and outstanding                             1                    1
  Paid-in capital                                             92,065               91,575
  Unearned ESOP compensation                                  (3,130)              (3,530)
  Retained earnings                                           26,751               15,246
  Cumulative foreign currency translation adjustment              (2)                 (20)
  Pension liability adjustment                                  (211)                (211)
                                                            --------             --------
       Total stockholders' equity                            115,474              103,061
                                                            --------             --------
TOTAL                                                       $519,694             $501,839
                                                            ========             ========


           See notes to unaudited consolidated financial statements.

MAIL-WELL I CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                     Quarter Ended September 30,     Nine Months Ended September 30,
                                       1996             1995              1996            1995
                                  -------------------------------  ---------------------------------
NET SALES                              $200,487      $160,836           $579,322        $414,673

COST OF SALES:
     Materials                           87,883        81,634            263,287         204,351
     Labor and other                     56,303        44,466            158,433         114,936
     Manufacturing                       10,570         5,845             31,607          16,675
     Depreciation                         3,971         2,928             11,450           6,814
     Waste recovery                      (2,174)       (4,852)            (6,465)        (16,105)
                                       --------      --------           --------        --------
       Total cost of sales              156,553       130,021            458,312         326,671

GROSS PROFIT                             43,934        30,815            121,010          88,002

OTHER OPERATING COSTS
     Selling                             13,678        10,473             41,339          27,198
     Administrative                      11,941         9,406             32,028          26,453
     Loss on disposal of assets             112             -                711               -
     Amortization                         1,095           756              3,022           1,879
                                       --------      --------           --------        --------
       Total other operating costs       26,826        20,635             77,100          55,530

OPERATING INCOME                         17,108        10,180             43,910          32,472

OTHER EXPENSE
     Interest expense - debt              7,036         6,708             21,181          18,055
     Interest expense - amortization
       of deferred financing costs        1,315           690              2,795           1,637
     Other expense (income)                   1          (988)               (22)           (790)
                                       --------      --------           --------        --------

INCOME BEFORE INCOME TAXES                8,756         3,770             19,956          13,570

PROVISION (BENEFIT) FOR INCOME TAXES
     Current                              2,292         2,604              5,718           4,560
     Deferred                             1,389          (469)             2,733           1,900
                                       --------      --------           --------        --------

NET INCOME                             $  5,075      $  1,635           $ 11,505        $  7,110
                                       ========      ========           ========        ========


           See notes to unaudited consolidated financial statements.

MAIL-WELL I CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                    Nine Months Ended September 30,
                                                                         1996             1995
                                                                   ----------------  ---------------
CASH FLOW PROVIDED BY (USED IN) OPERATIONS:
 Net income                                                            $  11,505        $   7,110
 Adjustments to reconcile net income (loss) to cash provided by
   (used in) operations:
   Depreciation                                                           11,450            6,814
   Amortization                                                            5,817            3,516
   Deferred tax provision                                                  2,733            2,900
   Loss on disposal of assets                                                711                -
   ESOP compensation expense                                               1,089              822
   Foreign currency gain                                                       -               78
   Debt issuance costs                                                         -           (3,333)
   Other                                                                    (659)               -
 Change in operating assets and liabilities:
   Receivables                                                            (6,992)         (13,813)
   Inventories                                                            14,662            2,679
   Accounts payable                                                        1,996           (8,068)
   Accrued interest                                                       (3,189)           1,255
   Current income taxes                                                    4,219            2,119
   Other working capital                                                    (541)          35,397
 Accrued pension, current and long term                                     (367)             332
   Other assets and other long-term liabilities                             (690)             883
                                                                       ---------        ---------
      Net cash provided by operating activities                           41,744           38,691
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Quality                                                (27,560)               -
   Acquisition of Supremex                                                     -          (52,028)
   Acquisition of GAC                                                          -          (35,866)
   Investment by Parent                                                        -           44,000
   Loan to ESOP                                                                -             (450)
 Capital expenditures                                                     (7,902)          (6,278)
 Proceeds from sale of property, plant and equipment                       2,630                -
 Purchase of marketable securities                                             -          (23,025)
 Maturity of temporary cash investments                                      250                -
                                                                       ---------        ---------
      Net cash used in investing activities                              (32,582)         (73,647)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash overdrafts                                                          (2,161)           4,286
 Proceeds from long-term debt                                            126,291          175,363
 Repayments of long-term debt                                           (132,745)        (144,418)
 Repayments of capital lease obligations                                    (460)               -
 Other                                                                         -             (250)
 Equity issuance costs                                                         -              (25)
                                                                       ---------        ---------
      Net cash (used in) provided by financing activities                 (9,075)          34,956
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (87)               0
                                                                       ---------        ---------
INCREASE (DECREASE) IN CASH                                                    -                -
                                                                       ---------        ---------
BALANCE AT BEGINNING OF PERIOD                                                 -                -
                                                                       ---------        ---------
BALANCE AT END OF PERIOD                                               $       0        $       0
                                                                       =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                               $  24,369        $  18,406
  Cash paid for taxes                                                      4,731            1,796
  Issuance of common stock for compensation                                   51                -

           See notes to unaudited consolidated financial statements.

MAIL-WELL I CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.   BASIS OF PRESENTATION

     NATURE OF OPERATIONS - Mail-Well I Corporation ("M-W Corp." or the "Company") is the largest printer and manufacturer of envelopes in the United States and Canada competing primarily in the consumer direct market segment of the envelope printing industry in which envelopes are designed and manufactured to customer specifications. The Company is also a leading high impact color printer specializing in printing advertising literature, high-end catalogs and annual reports and is recognized as an innovative provider of quality printed products to leading companies in the United States. Mail-Well, Inc. (the "Parent") owns 100% of the Company's common stock.

     On July 31, 1995, M-W Corp., acquired all of the outstanding shares of common stock of Supremex, Inc. ("Supremex") a Canadian printer and manufacturer of envelopes (the "Supremex Acquisition"). On August 25, 1995, M-W Corp. acquired all of the outstanding shares of common stock of Graphic Arts Center, Inc. ("GAC"), one of the leading high impact color printers in the United States (the "GAC Acquisition").

     In April 1996, M-W Corp. acquired substantially all of the assets of Quality Park Products, Inc. ("Quality"), a printer and manufacturer of envelopes (the "Quality Acquisition"). The total consideration for the Quality Acquisition was approximately $27.6 million. The Quality Acquisition was financed by amending and restating the current bank credit agreement to add $20,000,000 in term loans to the current facility and to allow the use of funds from the revolver facilities to finance the remainder of the Quality Acquisition.

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

                                 Nine Months Ended September 30,
                                 1996                    1995
                                 ----                    ----

          Net sales              $602.6                $637.2
          Net income             $ 12.6                $ 11.6

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements for all periods presented include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     CASH - Cash is managed using zero balance bank accounts.

     INTERIM FINANCIAL INFORMATION - The financial information contained herein is unaudited and includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The consolidated financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements which are included in the Company's Form 10-K. The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1996. The Company believes that the report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flow for the quarters and periods ended September 30, 1996 and 1995.

     FISCAL PERIOD - Each fiscal quarter includes thirteen weeks. The Company's third fiscal quarter ends on the last Saturday in September. For presentation purposes, however, the fiscal quarter is presented as if it ended on September 30, 1996.

     INVENTORIES - Inventories are valued at the lower of first-in, first-out ("FIFO") cost or market and include the cost of materials, labor and manufacturing overhead.

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

3.   DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS)

     Inventories:

                                          September 30, 1996   December 31, 1995
     Raw materials                              $ 26,951             $ 28,344
     Work in process                               6,348               11,544
     Finished goods                               37,682               29,851
     Reserve for obsolescence and loss            (2,177)              (1,694)
     Reserve for LIFO                               (447)                (447)
                                                --------             --------
       Total                                    $ 68,357             $ 67,598
                                                ========             ========


     PROPERTY, PLANT AND EQUIPMENT:

                                          September 30, 1996   December 31, 1995
     Land and land improvements                 $ 10,955             $ 10,357
     Buildings                                    43,349               46,860
     Leasehold improvements                        5,110                2,177
     Machinery and equipment                     144,323              143,843
     Furniture and fixtures                        2,726                3,574
     Automobiles and trucks                          590                  468
     Computers and software                        7,617                6,987
     Construction in progress                      5,762                4,503
                                                --------             --------
                                                 220,432              218,769
     Less accumulated depreciation               (22,938)             (13,673)
                                                 --------             --------
       Total                                    $197,494             $205,096
                                                ========             ========

4.   LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):


                                     September 30, 1996   December 31, 1995
     Bank Borrowings:
      Revolving Credit Loans              $ 40,998            $ 58,159
      Term Loans                           171,331             160,228
     Other                                     234                   -
     Subordinated Notes                     85,000              85,000
                                          --------            --------
                                           297,563             303,387
     Less current maturities               (14,998)            (10,905)
                                          --------            --------
     Long-term debt                       $282,565            $292,482
                                          ========            ========

     The bank credit agreement of the Company now provides for $171.3 million in term loans and $90.0 million of revolving credit loans as well as Canadian $20.0 million of revolving credit loans. Borrowings under the bank credit agreement are collateralized by substantially all assets of the Company.

     At September 30, 1996, M-W Corp. had interest rate cap agreements in place for a notional value of $55,000,000. Agreements for a notional value of $20,000,000 provide an effective LIBOR interest rate cap of 8.5% and expire May 16, 1997; agreements for a notional value of $35,000,000 provide an effective LIBOR interest rate cap of 9.0% and expire March 31, 1997.

     At September 30, 1996, M-W Corp. had an outstanding currency rate swap agreement with a notional amount of $46.0 million which involves the exchange of floating rate U.S. dollar denominated debt for floating rate Canadian dollar denominated debt at a contracted exchange rate. At September 30, 1996, M-W Corp. has recorded a receivable of $10,000 related to this agreement. This amount represents the difference between the quarter end exchange rate and the fixed exchange rate multiplied by the notional amount of the contract.

5.   SUBSEQUENT EVENTS

     PENDING ACQUISITIONS - In June 1996, the Company announced that Supremex had signed a letter of intent to acquire substantially all of the Canadian assets of Pac National Group Products, Inc. ('PNG"), a Canadian envelope manufacturer based in Ontario. The Bureau of Competition Policy in Canada has issued approval for the transaction. The transaction is subject to negotiation of a definitive acquisition agreement, due diligence and other closing conditions and is scheduled to close in the fourth quarter of 1996.

     In November 1996, the Company announced that GAC signed a purchase agreement to acquire all the outstanding stock of Shepard Poorman Communications, a high impact color printer located in Indianapolis, Indiana. The transaction, which is scheduled to close in the fourth quarter of 1996, is subject to due diligence and other closing conditions.

     RENEGOTIATION OF BANK CREDIT AGREEMENT - In October 1996, the Company announced that it had renegotiated its bank credit facilities, totaling $333 million, with Banque Paribas, the lead agent for its syndicate of banks. The new bank facilities consist of $233 million in senior secured financing and equipment financing plus a $100 million receivable securitization facility. The transaction is expected to close in the fourth quarter of 1996.

                                   * * * * *

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

OVERVIEW - The following is a brief discussion of events and industry conditions that have affected the results of operations and financial condition of Mail-Well I Corporation ("M-W Corp." or the "Company").

ACQUISITIONS - On July 31, 1995, the Company acquired Supremex, Inc. ("Supremex"), a Canadian printer and manufacturer of envelopes. On August 25, 1995, the Company acquired Graphic Arts Center, Inc. ("GAC"), a high impact color printer. On April 22, 1996, the Company acquired Quality Park Products, Inc. ("Quality"), a printer and manufacturer of envelopes.

RESULTS OF OPERATIONS

U.S. Envelope
-------------

The following table presents historical financial data for the U.S. Envelope operations of the Company including the operations of Quality since the date of acquisition.

                               Quarter Ended September 30,                 Nine Months Ended September 30,
                               ----------------------------               --------------------------------
                              1996                  1995                  1996                     1995
                              ----                  ----                  ----                     ----
(dollars in thousands)         $            %        $        %            $          %         $        %
                            ------------------------------------    ----------------------------------------------
Net Sales                    $142,017     100.0   $129,452   100.0      $411,373    100.0   $383,289   100.0
Cost of Sales                 109,471      77.1    102,502    79.2       319,919     77.8    295,265    77.0
Operating Expenses             16,325      11.5     14,688    11.3        46,682     11.3     46,051    12.0
                             --------    ------   --------   ------      --------  -------   --------  ------
EBITDA                       $ 16,221      11.4   $ 12,262     9.5       $ 44,772    10.9    $ 41,973   11.0
                             ========    ======   ========   ======      ========  =======   ========  =====

Units Sold (in millions)        6,479                6,441                 18,870              20,092

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
1995

OPERATIONS OF ACQUIRED BUSINESS - Included in the results for the three and nine months ended September 1996 are the operations of Quality since the date of acquisition. Quality's net sales of $20.7 million for the third quarter of 1996 represents a $2.8 million decline in sales as compared to the same period in 1995. This decline was due to the loss of a major customer (which occurred prior to the acquisition of Quality by the Company) representing $4.0 million in sales offset by sales increases to other customers of $1.2 million. The gross margins for Quality have improved from the prior year due to the discontinuation of certain discounted pricing programs.

The following discussion relates to the U.S. Envelope operations of the Company, exclusive of Quality's operations which are discussed in the preceding paragraph.

NET SALES - Net sales decreased 6.3% for the quarter ended September 1996 compared to September 1995. The average selling price decreased by 6.9% from the average 1995 price, as the Company adjusted its prices in reaction to the decline in the price of paper. Total volume for the U.S. Envelope operations increased 0.6% to 6.5 billion units for the quarter ended September 1996 from
6.4 billion units for the quarter ended September 1995.

COST OF SALES - Cost of sales, as a percentage of sales, was 75.5% for the quarter ended September 1996 compared to 79.2% for the same quarter in 1995 largely due to the impact of the Company's decreased cost of paper in relation to its decreases in selling price. The favorable impact of lower paper costs on gross margin, as a percentage of sales, was partly offset by a fall in proceeds from the sale of waste paper and increases in other costs. Material costs, exclusive of waste recovery revenue, were 42.1% and 47.4% of net sales for the quarters ended September 1996 and 1995, respectively. For the quarter ended September 1996, the average cost of 24# white wove was approximately $36.25 per CWT versus $51.50 for the same period in 1995. Waste recovery revenue declined from 3.7% of sales in the third quarter of 1995 to 1.6% in the third quarter of 1996, as average hard white waste prices dropped from $529 per ton for the quarter ended September 1995 to $234 per ton for the quarter ended September 1996. Labor and other and manufacturing expenses increased to 33.4% of sales in the third quarter of 1996 compared to 31.8% in 1995, primarily due to higher labor costs resulting from wage, salary and benefit increases.

The Company believes that material gross margin per unit (measured on a per thousand envelope basis) and volume of units sold are better indicators of its revenue trends than its net sales, since historically the Company has passed on to its customers changes in its cost of paper. When measured on a unit basis, material gross margin increased from $10.58 per thousand units in the third quarter of 1995 to $10.85 per thousand units in the same period in 1996. The increase in material gross margin on a unit basis is attributable to the Company's ability to maintain sales price in a period of declining paper prices. The effect of lower paper prices on material gross margin was partly offset by a decrease in proceeds from the sale of waste paper. Waste recovery revenue declined from $0.75 per thousand units in the third quarter of 1995 to $0.30 per thousand units in 1996 (a dollar decline of $2.9 million).

OPERATING EXPENSES - On a dollar basis, selling and administrative costs declined $0.8 million from third quarter 1995 due to the reduction or elimination of certain functions when businesses have been acquired. However, operating expenses, as a percentage of sales, increased to 12.5% from 11.3%, reflecting the Company's lower net sales caused by lower paper prices.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

OPERATIONS OF ACQUIRED BUSINESS - Included in the results for the nine months ended September 1996 are the operations of Quality since the date of acquisition. Quality's net sales of $41.1 million for the period ended September 1996 represents a $6.2 million decline in sales as compared to the same period in 1995. This decline was due to the loss of a major customer (which occurred prior to the acquisition of Quality by the Company) representing $7.7 million in sales offset by sales increases to other customers of $1.5 million. The gross margins for Quality have improved from the prior year due to the discontinuation of certain discounted pricing programs.

The following discussion relates to the U.S. Envelope operations of the Company, exclusive of Quality's operations which are discussed in the preceding paragraph.

NET SALES - Net sales decreased 3.4% for the nine months ended September 1996 compared to the nine months ended September 1995. The average selling price increased by 2.8% from $19.08 per thousand units in the first nine months of 1995 to $19.62 per thousand units in 1996. The increase was due to a favorable product mix and maintaining selling prices despite decreasing paper costs. Total volume for the U.S. Envelope operations decreased 6.1% to 18.9 billion units for the period ended September 1996 from 20.1 billion units for the period ended September 1995. Volume in 1996 was negatively impacted by lower direct mail and merchant volume in the first half of the year combined with adverse weather in the first quarter.

COST OF SALES - Cost of sales, as a percentage of sales, decreased from 77.0% in the first nine months of 1995 to 76.8% in the same period for 1996. The favorable effect of lower paper costs on gross margin was offset by decreased proceeds from the sale of waste paper and increases in other costs as a percentage of sales. Material costs, exclusive of waste recovery revenue, were 45.6% and 49.3% of net sales for the nine months ended September 1996 and 1995, respectively. For the nine months ended September 1996, the average cost of 24# white wove was approximately $38.50 per CWT versus $48.50 for the same period in 1995. Waste recovery revenue declined from 4.2% of sales in the first nine months of 1995 to 1.6% in 1996, as hard white waste prices dropped from an average of $561 per ton in 1995 to $234 per ton in 1996. Labor and other and manufacturing expenses increased to 32.9% of sales in the first nine months of 1996 compared to 32.0% in the first nine months of 1995.

The Company believes that material gross margin per unit (measured on a per thousand envelope basis) and volume of units sold are better indicators of its trend in revenues than its net sales, since historically the Company has passed on to its customers changes in its cost of paper. When measured on a unit basis, material gross margin increased from $10.48 per thousand units in the first three quarters of 1995 to $11.00 per thousand units in the same period in 1996. The increase in material gross margin on a unit basis is attributable to the Company's ability to maintain sales price in a period of declining paper prices. The effect of lower paper prices on material gross margin was partly offset by a decrease in proceeds from the sale of waste paper. Waste recovery revenue declined from $0.80 per thousand units in the first three quarters of 1995 to $0.32 per thousand units in 1996.

OPERATING EXPENSES - For the nine months ended September 1996, operating expenses, as a percentage of sales, decreased to 11.9% from 12.0% compared to the same period in 1995. The decrease is due to the reduction or elimination of certain functions when businesses have been acquired, resulting in cost savings.


Canadian Envelope
-----------------

The following table presents financial information with respect to the acquired Supremex operations for the quarters and periods ended September 30, 1996 and 1995. Information for the 1995 quarter and period is derived from historical financial statements prior to the acquisition of Supremex by the Company.

                                 Quarter Ended September 30,              Nine Months Ended September 30,
                                 ----------------------------             --------------------------------
                               1996                1995                     1996                      1995
                               ----                ----                     ----                      ----
(dollars in thousands)          $         %         $        %               $         %        $       %
                           ----------------------------------------   ------------------------------------------

Net Sales                     $19,665   100.0    $20,672   100.0           $61,991   100.0   $63,379    100.0
Cost of Sales                  13,323    67.8     13,482    65.2            42,812    69.1    43,100     68.0
Operating Expenses              2,800    14.2      3,896    18.9             8,726    14.1    10,427     16.5
                              -------  -------    -------  ------           -------  ------   -------   -------

EBITDA                        $ 3,542    18.0    $ 3,294    15.9           $10,453    16.8   $ 9,852     15.5
                              =======   ======   =======   ======          =======   ======  =======    =======

Units Sold (in millions)        1,003              1,029                     3,036             3,229

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
1995

NET SALES - Net sales decreased by 4.9% for the third quarter of 1996 compared to 1995. The units sold decreased by 2.5% compared to the same period in 1995 which is due to the weak demand in the direct mail segment of the envelope market. The average selling price decreased by 2.4% from $20.09 per thousand units in the third quarter of 1995 compared to $19.61 per thousand units in the same period of 1996. The decrease in selling price is due to passing on to customers the reduction in raw material costs as compared to the quarter ended September 30, 1995.

COST OF SALES - Cost of sales for the third quarter of 1996 decreased by 1.2% compared to 1995. This reduction is due to a one time inventory adjustment of $0.7 million included in the 1995 figures. Material gross margin per thousand units sold increased from $9.28 for the third quarter ended September 1995 to $10.78 for the same period of 1996.

OPERATING EXPENSES - The decline in operating expenses, as a percentage of sales, is primarily due to a reduction of professional fees and to the shutdown of the Brantford manufacturing facility. The sales force has been reduced and administrative responsibilities combined with other regions.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

NET SALES - Net sales in the nine months ended September 1996 decreased by 2.2%. Total volume for the Canadian envelope operations decreased by 6.0% to 3.0 billion units for the nine months ended September 1996 compared to 3.2 billion units for the same period in 1995 which is due to the weak demand in the direct mail segment of the envelope market. The average selling price increased by 4.0% from $19.63 per thousand units in the nine months ended September 30, 1995 to $20.42 per thousand units in the same period of 1996. The increase was due to a favorable product mix and passing on to customers the reduction in raw material costs as compared to the nine months ended September 30, 1995.

COST OF SALES - Cost of sales decreased by 0.7% for the first nine months of 1996 compared to the same period in 1995. Material costs have decreased 6.0% and this reduction is due to a one time inventory adjustment of $0.7 million included in 1995 and to lower paper prices in 1996. Waste recovery revenue is down from 2.5% of sales to 1.0% of sales in 1996 due to a weaker market. The material gross margin per thousand units sold increased by 5.2% from $10.51 for the nine months ended September 1995 to $11.06 for the same period in 1996.

OPERATING EXPENSES - For the nine months ended September 1996, operating expenses decreased by $1.7 million from the comparable period in 1995. The decrease is mainly the result of the shutdown of the Brantford manufacturing facility and a reduction in professional fees.

HIGH IMPACT COLOR PRINTING
--------------------------

The following table presents financial information with respect to the acquired GAC operations for the quarters and periods ended September 30, 1996 and 1995. Information for the 1995 quarter and period reflects the historical results of GAC prior to the acquisition by the Company.


                                 Quarter Ended September 30,              Nine Months Ended September 30,
                                 ----------------------------           --------------------------------
                              1996               1995                   1996                       1995
                              ----               ----                   -----                      ----
(dollars in thousands)         $         %        $       %               $             %        $        %
                          ------------------------------------------   -----------------------------------------
Net Sales                   $38,805   100.0    $43,511    100.0           $105,958    100.0   $118,796   100.0
Cost of Sales                29,788    76.8     34,251     78.7             84,131     79.4     91,702    77.2
Operating Expenses            4,712    12.1      6,221     14.3             13,688     12.9     17,426    14.7
                            -------   -----    -------    ------           --------  ------   --------   ------

EBITDA                      $ 4,305    11.1    $ 3,039      7.0           $  8,139      7.7   $  9,668     8.1
                            =======   =====    =======    ======           =======   ======   ========   =====


NET SALES AND COST OF SALES - Net sales decreased 10.8% compared to the quarter ended September 1995 which reflects the competitive market for printing as well as a decline in paper prices, which inflated the prior year's sales. Paper prices dropped to 37.8% of sales for the quarter from 42.8% for the same quarter of the prior year. Gross margin, excluding depreciation, was 23.2% for the quarter ended September 1996 as compared to 21.2% for the period ended September 1995. This improvement reflects lower material costs caused by the decline in paper prices as well as improvements in production efficiency and a reduction in fixed manufacturing costs.

OPERATING EXPENSES - Operating expenses decreased as a percentage of sales from 14.3% to 12.1% because of cost reductions which have been, and continue to be, made which include reductions in spoilage, production supplies, employee counts and travel and entertainment expenses.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

NET SALES AND COST OF SALES - Net sales decreased 10.8% compared to the nine month period ended September 1995 which reflects the competitive market for printing as well as a decline in paper prices, which inflated the prior year's sales. Paper prices dropped to 38.2% of sales for the nine months from 41.1% for the same period of the prior year. Gross margin, excluding depreciation, was 20.6% for the nine month period ended September 1996 as compared to 22.8% for the same period ended September 1995.

OPERATING EXPENSES - Operating expenses decreased as a percentage of sales from 14.7% to 12.9% because of cost reductions which have been, and continue to be, made which include reductions in spoilage, production supplies, employee counts and travel and entertainment expenses.


CORPORATE EXPENSES
------------------

The following table presents historical financial information for the Company and includes the operations of Supremex, GAC and Quality from the dates of their respective acquisitions.

                                        Quarter Ended September 30,                   Nine Months Ended September 30,
                                       -----------------------------                  -------------------------------
                                       1996                     1995                     1996                    1995
                                       ----                     ----                     ----                    ----
(dollars in thousands)          $        % of sales      $        % of sales      $        % of sales     $        % of sales
                           ---------------------------------------------------------------------------------------------------
Corporate Selling
     and Administrative      $1,782           0.8      $1,205         0.7        $ 4,271        0.7      $ 3,615        0.9
Loss on Disposal of Assets      112             -           -           -            711        0.1            -          -
Depreciation                  3,971           2.0       2,928         1.8         11,450        2.0        6,814        1.6
Amortization                  1,095           0.5         756         0.5          3,022        0.5        1,879        0.5
Interest                      8,351           4.2       7,398         4.9         23,976        4.1       19,692        4.7
Other Expense (Income)            1             -        (988)       (0.6)           (22)         -         (790)         -
Income Taxes                  3,681           1.8       2,135         1.1          8,451        1.4        6,460        1.6

DEPRECIATION EXPENSE - Depreciation expense increased for the quarter and nine months ended September 1996 compared to the quarter and year-to-date period in the prior year due to the depreciation of the property acquired in the acquisitions of Supremex, GAC and Quality.

AMORTIZATION EXPENSE - Amortization expense increased due to the amortization of the intangibles acquired in the acquisitions of Supremex, GAC and Quality.

INTEREST EXPENSE - Interest expense increase for the quarter and nine months ended September 1996 was the result of larger debt balances as compared to the same period in 1995 due to the debt incurred in the acquisitions of Supremex, GAC and Quality. Included in the interest expense amount is the amortization of deferred financing costs. The 1995 interest amount also includes the accretion of the discount on the deferred coupon notes which were repurchased in the second half of 1995.

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

INCOME TAXES - The effective tax rate for the nine months ended September 1996 is 42.5% as compared to an effective tax rate of 47.3% for the nine months ended September 1995. The effective tax rate for both periods is higher than the federal statutory rate due to state and provincial income taxes. The rate is less than that in the prior year due to significant tax planning including the reorganization of the U.S. envelope divisions to minimize state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOW - Net cash provided by operating activities was $41.7 million for the nine months ended September 30, 1996; net cash provided by operating activities totaled $38.7 million for the nine months ended September 30, 1995. The acquisition of Quality required the use of $27.6 million of cash of which $22.5 million was borrowed under the Company's bank credit agreement. Other investing activities for both periods include capital expenditures of $7.9 million for 1996 and $6.3 million for 1995. The 1996 expenditures were offset by the proceeds of $2.6 million from the sale of a manufacturing building in Denver and the sale of equipment.

DEBT OBLIGATIONS - As of September 30, 1996, the Company had borrowed $46.6 million (including $5.6 million in letters of credit) under the revolving credit facility of the Bank Credit Agreement. After giving effect to borrowing base limitations, $55.2 million was available for additional borrowings. Interest rates on the Company's bank debt ranged from 6.75% to 9.25% as of September 30, 1996. The average interest rate was 8.1%.

CAPITAL REQUIREMENTS - The Company estimates that, based on current utilization of its existing equipment and expected demand, it will spend $15.0 to $20.0 million per year on capital expenditures exclusive of acquisitions.

EFFECTS OF INFLATION - The effects of inflation have not been material to the Company. However, due to the competitive nature of its business, it may not always be able to pass on inflationary cost increases in the future. Manufacturing costs may be affected by inflation and the effects of inflation may be experienced by the Company in future periods.

EFFECTS OF FOREIGN CURRENCY - The effects of foreign currency exchange have not been material to the Company to date. The Company recognized a net foreign exchange gain of $43,000 in the first nine months of 1996 which relates, primarily, to U.S. dollar denominated debt borrowed by the Canadian subsidiary. Term loans with a face value of $45.1 million were borrowed in U.S. dollars and are included in the balance sheet of Supremex. Supremex entered into a currency rate swap agreement which involves the exchange of floating U.S. dollar denominated debt for floating rate Canadian dollar denominated debt at a contracted exchange rate. This swap agreement is intended to minimize the exchange rate risk to the Company.

SEASONALITY AND ENVIRONMENTAL - The effects of seasonality and environmental matters had no material financial impact on the historical operations of the Company and are not expected to have an effect on the Company's liquidity and capital resources.

                       ADDITIONAL FINANCIAL INFORMATION

As discussed in Note 5 to the financial statements, the Company renegotiated its bank borrowings. The renegotiated bank borrowings would have had a significant effect on the presentation of the financial statements. The following tables summarize these presentation changes as if the acquisitions of American, Supremex and GAC were completed as of January 1, 1994 and the acquisition of Quality was completed as of January 1, 1995. The Corporate column includes corporate and central expenses plus operating lease expenses on the bank borrowings and another operating lease arrangement. Previously, the property, plant and equipment was presented as owned property on which the Company recorded depreciation and interest expense.

-------------------------------------------------------------------------------------------------------------------
                                                        US        Canadian       High Impact
                                                     Envelope     Envelope     Color Printing  Corporate    Total
-------------------------------------------------------------------------------------------------------------------
Quarter Ended March 31, 1994
----------------------------
Sales                                                $108.8       $18.6           $36.2        $   -     $163.6
Gross Margin                                           22.1         5.5             8.1         (0.6)      35.1
Operating Income                                        2.5         2.5             1.5         (0.4)       6.1
Other Data:
 Depreciation (included in Gross Margin, above)                                                             4.8
 Amortization                                                                                               0.8
 Interest                                                                                                   1.8
 Discount on Sale of Receivables                                                                           (0.8)
-------------------------------------------------------------------------------------------------------------------
                                                        US        Canadian       High Impact
                                                     Envelope     Envelope     Color Printing  Corporate    Total
-------------------------------------------------------------------------------------------------------------------
Quarter Ended June 30, 1994
---------------------------
Sales                                                $111.9       $17.4           $27.5        $   -     $156.8
Gross Margin                                           26.7         5.0             6.9         (0.6)      38.0
Operating Income                                       10.2         2.0             1.1         (1.2)      12.1
Other Data:
 Depreciation (included in Gross Margin, above)                                                             3.7
  Amortization                                                                                              1.0
 Interest                                                                                                   4.5
 Discount on Sale of Receivables                                                                           (0.8)
--------------------------------------------------------------------------------------------------------------------
                                                         US        Canadian       High Impact
                                                      Envelope     Envelope     Color Printing  Corporate    Total
--------------------------------------------------------------------------------------------------------------------
Quarter Ended September 30, 1994
--------------------------------
Sales                                                $109.7       $17.8           $35.2        $   -     $162.7
Gross Margin                                           25.7         5.3             8.5         (0.6)      38.9
Operating Income                                        9.5         1.6             2.2         (1.2)      12.1
Other Data:
 Depreciation (included in Gross Margin, above)                                                             3.7
 Amortization                                                                                               1.1
 Interest                                                                                                   4.3
 Discount on Sale of Receivables                                                                           (0.8)

--------------------------------------------------------------------------------------------------------------------
                                                         US        Canadian       High Impact
                                                      Envelope     Envelope     Color Printing  Corporate    Total
--------------------------------------------------------------------------------------------------------------------
Quarter Ended December 31, 1994
--------------------------------
Sales                                                $114.1       $20.7           $34.8        $   -     $169.6
Gross Margin                                           25.5         6.8             7.4         (0.6)      39.1
Operating Income                                        9.6         3.2             1.7         (1.1)      13.4
Other Data:
 Depreciation (included in Gross Margin, above)                                                             3.6
 Amortization                                                                                               1.1
 Interest                                                                                                   4.9
 Discount on Sale of Receivables                                                                           (0.8)
-------------------------------------------------------------------------------------------------------------------
                                                        US        Canadian       High Impact
                                                     Envelope     Envelope     Color Printing  Corporate    Total
-------------------------------------------------------------------------------------------------------------------
Quarter Ended March 31, 1995
----------------------------
Sales                                                $148.9       $20.6           $39.3        $   -     $208.8
Gross Margin                                           32.5         6.1             9.8         (0.6)      47.8
Operating Income                                        13.7        1.8             2.5         (1.8)      16.2
Other Data:
 Depreciation (included in Gross Margin, above)                                                             3.8
 Amortization                                                                                               1.0
 Interest                                                                                                   6.5
 Discount on Sale of Receivables                                                                           (1.1)
-------------------------------------------------------------------------------------------------------------------
                                                        US        Canadian       High Impact
                                                     Envelope     Envelope     Color Printing  Corporate    Total
-------------------------------------------------------------------------------------------------------------------
Quarter Ended June 30, 1995
---------------------------
Sales                                                $153.2       $22.1           $36.0        $   -     $211.3
Gross Margin                                           32.7         7.1             8.0         (0.6)      47.2
Operating Income                                       14.2         3.1             1.6         (1.8)      17.1
Other Data:
 Depreciation (included in Gross Margin, above)                                                             3.8
  Amortization                                                                                              0.5
 Interest                                                                                                   7.0
 Discount on Sale of Receivables                                                                           (1.1)
--------------------------------------------------------------------------------------------------------------------
                                                         US        Canadian       High Impact
                                                      Envelope     Envelope     Color Printing  Corporate    Total
--------------------------------------------------------------------------------------------------------------------
Quarter Ended September 30, 1995
--------------------------------
Sales                                                $152.9       $20.7           $43.5        $   -     $217.1
Gross Margin                                           29.4         6.5             9.3         (0.6)      44.6
Operating Income                                       11.7         2.7             1.4         (1.8)      14.0
Other Data:
 Depreciation (included in Gross Margin, above)                                                             4.1
 Amortization                                                                                               0.8
 Interest                                                                                                   7.3
 Discount on Sale of Receivables                                                                           (1.1)

--------------------------------------------------------------------------------------------------------------------
                                                         US        Canadian       High Impact
                                                      Envelope     Envelope     Color Printing  Corporate    Total
--------------------------------------------------------------------------------------------------------------------
Quarter Ended December 31, 1995
--------------------------------
Sales                                                $154.2       $23.8           $30.9        $   -      $208.9
Gross Margin                                           30.8         7.6             6.0         (0.6)       43.8
Operating Income                                       14.9         4.3             0.5         (1.9)       17.8
Other Data:
 Depreciation (included in Gross Margin, above)                                                              2.8
 Amortization                                                                                                1.0
 Interest                                                                                                    6.7
 Discount on Sale of Receivables                                                                            (1.1)
-------------------------------------------------------------------------------------------------------------------
                                                        US        Canadian       High Impact
                                                     Envelope     Envelope     Color Printing  Corporate    Total
-------------------------------------------------------------------------------------------------------------------
Quarter Ended March 31, 1996
----------------------------
Sales                                                $151.9       $22.2           $42.9        $   -      $217.0
Gross Margin                                           31.9         6.4             6.9         (0.6)       44.6
Operating Income                                       12.7         3.0             0.9         (1.1)       15.1
Other Data:
 Depreciation (included in Gross Margin, above)                                                              3.5
 Amortization                                                                                                1.9
 Interest                                                                                                    6.3
 Discount on Sale of Receivables                                                                            (1.1)
-------------------------------------------------------------------------------------------------------------------
                                                        US        Ca nadian       High Impact
                                                     Envelope     Envelope     Color Printing  Corporate    Total
-------------------------------------------------------------------------------------------------------------------
Quarter Ended June 30, 1996
---------------------------
Sales                                                $140.7       $20.2           $24.2        $   -      $185.1
Gross Margin                                           31.0         6.5             5.9         (0.6)       42.8
Operating Income                                       12.6         3.1             0.8         (1.4)       15.1
Other Data:
 Depreciation (included in Gross Margin, above)                                                              3.5
  Amortization                                                                                               1.0
 Interest                                                                                                    6.6
 Discount on Sale of Receivables                                                                            (1.1)
--------------------------------------------------------------------------------------------------------------------
                                                         US        Canadian       High Impact
                                                      Envelope     Envelope     Color Printing  Corporate    Total
--------------------------------------------------------------------------------------------------------------------
Quarter Ended September 30, 1996
--------------------------------
Sales                                                $142.0       $19.7           $38.8        $   -      $200.5
Gross Margin                                           32.6        66.3             9.0         (0.6)       47.3
Operating Income                                       13.7         3.1             3.2         (1.8)       18.2
Other Data:
 Depreciation (included in Gross Margin, above)                                                              3.5
 Amortization                                                                                                1.1
 Interest                                                                                                    6.4
 Discount on Sale of Receivables                                                                            (1.1)

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is currently involved in legal proceedings with Skrudland Photo, Inc. ("Skrudland"). On March 14, 1995, Skrudland filed a lawsuit, Skrudland
                                                                   ---------
Photo, Inc. v. Mail-Well Corporation, d/b/a Mail-Well Envelope, in the District
--------------------------------------------------------------
of Travis County, Texas, 345th Judicial District (Cause No. 94-15915), alleging that the Company manufactured and distributed to Skrudland defective envelopes. Skrudland is seeking monetary damages for actual and consequential damages, costs and expenses of the action, and such other relief as the court may order. The Company has filed a counter-claim against Skrudland for failure to pay, plus interest and attorney's fees.

ITEM 2.   CHANGES IN SECURITIES - NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - NONE

ITEM 5.   OTHER INFORMATION - NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBITS

Exhibit
Number                                Description of Exhibit
------                                ----------------------
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

10.3 Letter Agreement dated December 13, 1993 by and between The Unicorn Group and Sterling regarding engagement of The Unicorn Group by Sterling - incorporated by reference from Exhibit 10.3 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

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

10.10 General Indemnity Agreement between M-W Corp. and Amwest Surety Insurance Company together with form of Letter of Credit - incorporated by reference from Exhibit 10.16 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

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

10.13 Form of M-W Corp. Employee Stock Ownership Plan effective as of February 23, 1994 and related Employee Stock Ownership Plan Trust Agreement - incorporated by reference from Exhibit 10.19 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

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

10.17 Form of the Company Nonqualified Stock Option Agreement - incorporated by reference from Exhibit 10.23 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

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

10.22 Second Amended and Restated Credit Agreement dated as of July 31, 1995 by and among M-W Corp., the banks parties thereto and Banque Paribas, as Agent - incorporated by reference from Exhibit 10.22 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

10.23 Credit Agreement dated as of July 31, 1995 by and among Supremex, M-W Corp., the banks parties thereto and Banque Paribas, as Agent - incorporated by reference from Exhibit 10.23 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

10.24 Second Amended and Restated Guaranty Agreement dated as of July 31, 1995, executed by the Company in favor of Banque Paribas, as Agent - incorporated by reference from Exhibit 10.24 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

10.25 Share Purchase Agreement dated July 20, 1995, by and among the shareholders of Supremex, 3159051 Canada Inc. and Schroder Investment Canada Limited and Schroder

          Venture Managers (North America) Inc. -incorporated by reference from
          Exhibit 10.25 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

10.26 Indemnification Escrow Agent dated July 31, 1995, by and among 3159051 Canada Inc., Royal Trust Company of Canada and Schroder Investment Canada Limited and Schroder Venture Mangers (North America) Inc. - incorporated by reference from Exhibit 10.26 of the Company's' Registration Statement on Form S-1 dated September 21, 1995.

10.27 Guaranty dated July 31, 1995, executed by M-W Corp. in favor of Schroder Investment Canada Limited and Schroder Venture Managers (North America) Inc., as Agents - incorporated by reference from
          Exhibit 10.27 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

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

               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MAIL-WELL I CORPORATION
                                              (Registrant)


                                     By  /s/ Paul V. Reilly
                                         --------------------
                                     Paul V. Reilly
                                     Vice President, Chief Financial Officer



November 12, 1996