Form 10-K
period 1996-12-31
MAIL WELL I CORP
filed 1997-03-28
CIK 920944

-------------------------------------------------------------------------------
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
              [x] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                        Commission file number 33-76892

                            MAIL-WELL I CORPORATION
            (Exact name of Registrant as specified in its charter.)

            DELAWARE                                  84-1250534
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)


                  23 INVERNESS WAY EAST, ENGLEWOOD, CO  80112
            (Address of principal executive offices)   (Zip Code)

                                  303-790-8023
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing
requirements for the past 90 days.                     Yes  [X]      No   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 14, 1997, the Registrant had 1,000 shares of Common Stock, $0.01 par value, outstanding.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (J)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                               TABLE OF CONTENTS
                                     PART I

                                                                    Page
                                                                    ----

Item 1.    Business..................................................  1
              The Company............................................  1
              Products and Services..................................  2
              Markets................................................  6
              Marketing and Distribution.............................  9
              Printing and Manufacturing............................. 10
              Materials and Supply Arrangements...................... 12
              Patents, Trademarks and Brand Names.................... 13
              Competition............................................ 13
              Seasonality............................................ 14
              Backlog................................................ 14
              Employees.............................................. 15
              Environmental.......................................... 15
Item 2.    Properties................................................ 17
Item 3.    Legal Proceedings......................................... 17

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholders Matters......................................  17
               Dividend Policy........................................ 18
Item 7.    Management's Discussion and Analysis of Financial Condition
           Condition and Results of Operations.......................  19
               Overview..............................................  19
               Results of Operations.................................  21
               Liquidity and Capital Resources.......................  25
Item 8.    Financial Statements and Supplementary Data...............  27

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports
           on Form 8-K...............................................  49

                                     PART I

ITEM 1.          BUSINESS

THE COMPANY

          Mail-Well I Corporation ("M-W Corp." or the "Company") is a wholly-owned subsidiary of Mail-Well, Inc. (the "Parent"). The Company is the largest printer and manufacturer of envelopes in the United States and Canada and the leading high-impact color printer in the United States. The Company and its subsidiaries operate 50 envelope and commercial printing facilities throughout many of the major metropolitan areas of the United States and Canada.

          Within the envelope printing industry the Company competes primarily in the consumer direct segment of the market in which envelopes are designed, printed and manufactured to customer specifications. The Company and its Canadian subsidiary, Supremex, Inc. ("Supremex") focus their business on customized conventional and specialty envelopes where envelopes generally include unique features, such as vivid color graphics or action devices. The Company purchased both Quality Park Products ("QPP") and Pac National Group Products, Inc. ("PNG") this past year. QPP is a printer of a broad line of custom envelopes and has expanded the Company's business into the fast-growing office products market. PNG, a part of the Company's Supremex operations, is a printer of custom designed envelopes and courier packaging. The addition of PNG solidifies the Company's presence as the largest envelope printer in Canada, with facilities in every province.

          The Company's Graphic Arts Center, Inc. ("GAC") subsidiary is the leading high impact color printer in the United States. GAC specializes in producing advertising literature, high-end catalogs and annual reports and is recognized as an innovative provider of quality printed products to leading companies throughout the United States. GAC acquired Shepard Poorman Communications Corporation ("SPCC") in December 1996. With the addition of SPCC, GAC also prints calendars and four color computer books. GAC operates four state-of-the-art commercial printing facilities, three on the west coast and one in Indianapolis.

          The envelope and commercial printing industries are highly fragmented, with approximately 215 independent envelope companies in the United States and Canada and approximately 37,000 commercial printing companies in the United States. The Company's strategy is to grow both internally and externally. Externally, the Company plans to grow by pursuing acquisition opportunities to capitalize on the consolidation occurring within these industries. Management believes that the fragmented nature of these and related industries, characterized by a large number of small, locally-run and regional facilities, provides the Company the opportunity to acquire local or regional companies that cannot compete as effectively as larger and more efficient companies.
Management intends to continue to focus on the development of a network of strategically located facilities to attract and retain national, regional and local account business and to achieve greater operating efficiencies. Internally, the Company plans to continue to develop and utilize its expansive geographic presence to better serve its larger national accounts while at the same time serving the local market. The Company also intends to cross-utilize its facilities for customers who require both envelopes and commercial printing.

          Management believes that its strategy of growth and market positioning has created, and will continue to create, competitive advantages, including (i) the ability to utilize the Company's network of strategically located plants and sales offices to attract customers that require production from multiple locations, (ii) the ability to realize cost savings as a result of volume related purchases of paper, ink and other raw materials, (iii) the reduction of overhead expense through the consolidation of certain administrative functions for insurance, employee health benefits and financial management, (iv) the ability to increase profitability through the optimization of equipment utilization among facilities, (v) the reduced risk of constraints on paper allocation from suppliers during periods of tight supply due to the significance of the Company's large volume purchases from its suppliers, (vi) the ability to offer customers greater flexibility in meeting their needs due to more available capacity and equipment capabilities and (vii) the ability to combine the responsiveness of a local or regional facility with the advantages of a large company.

          The Company commenced operations in February 1994 with the acquisition of the envelope businesses of Georgia-Pacific ("GP") and Pavey Envelope and Tag Corp. ("Pavey"). In December 1994, the Company acquired the envelope business of American Envelope Company ("American"). In July and August 1995, respectively, the Company acquired Supremex, the largest Canadian printer and manufacturer of envelopes, and GAC, one of the leading high impact color printers in the United States. During 1996, the Company acquired three new companies. In April 1996, the Company acquired QPP, an envelope manufacturer; in November 1996 PNG, a Canadian envelope printer was acquired; and in December 1996 SPCC, a high-impact color printer was acquired.

PRODUCTS AND SERVICES

          ENVELOPE PRINTING

          The approximately $3 billion United States and Canadian envelope market is divided into two primary market segments: (i) customized conventional and specialty envelopes and packaging products sold directly to end users or to independent distributors who sell to end users ("Consumer Direct") and (ii) commodity-oriented products sold to wholesalers, paper merchants, printers, brokers, office product establishments and superstores ("Wholesale"). The Company competes in the Consumer Direct segment where the greatest growth in recent years has been in printed customized conventional envelopes due primarily to the continued growth of direct mail marketing. The Company has focused a significant part of its marketing resources on the direct mail market and has developed value added features including vivid graphics, multi-colored envelopes, various closures, and interactive devices such as pull-tabs, scratch-offs, perforations and three-dimensional viewing devices. Management believes that many growth opportunities for the envelope industry will continue to be in Consumer Direct specialty envelopes and packaging products. The Company also competes in the Wholesale segment, particularly in the fast-growing office products market. Through its QPP division, the Company manufactures and prints a broad line of custom envelopes, many of which are featured in national catalogs for the office products market.

          Management believes that the Company's success is largely attributable to an emphasis on customer responsiveness and service. The Company's 350 person envelope sales force works closely with customers from product design to delivery. Most of the Company's products are made to customer specifications. In addition to high-quality customized products, the Company offers customers related services, such as flexible "just-in-time" delivery programs, warehousing, inventory management systems and electronic communications systems. The Company has a large number of customers across diverse markets, including the direct mail, commercial, financial services and insurance, forms, government, distributors and resellers, photofinishing, packaging, medical, office products and financial and legal markets. Many of the Company's customers have been supplied by the Company or its predecessors for over ten years.

          CUSTOMIZED CONVENTIONAL ENVELOPES. Customized conventional envelopes range from commercial and mass billing envelopes to large-size proxy, catalog, booklet and annual report envelopes. The Company customizes two general types of conventional envelopes: open side envelopes, on which the flap opens along the longer side of the envelope (such as standard correspondence) and open end envelopes, on which the flap opens along the shorter side of the envelope (such as an inter-office envelope). Custom features include special paper stock, non-standard placement and sizing of windows, printed messages, non-standard sizes, partial or full page graphics on both the exterior and interior of the envelope and special closures, adhesives and perforations.

          SPECIALTY ENVELOPES AND PACKAGING PRODUCTS. Specialty envelopes and packaging products include direct mail advertising envelopes and inserts as well as envelopes and other items used for purposes other than mailing, such as heavy stock medical folders, packaging for CD ROM disks and computer cards, customized tags (ranging from inventory tracking tags with attached multi-form carbons to retail tags for consumer products), courier packaging envelopes, including those made of Tyvek(R), currency and credit card holders, airline and car rental ticket jackets, photofinishing packaging, expandable folders and innovative inter-office envelopes. Management believes that the Company is among the industry leaders in the manufacture of innovative specialty envelopes and packaging products, with a diverse employee base able to adjust and adapt its equipment to produce these products.

          The Company serves the direct mail market by offering products which are designed to entice consumers to open pieces of mail and hold their attention while the marketing messages are delivered. Sample custom features contained in the Company's direct mail products include vivid graphics and interactive features such as pull-tabs, scratch-offs, perforations and three-dimensional viewing devices.

          The Company also serves the direct mail market with bind-ins, which are envelopes included in mail order catalogs. A bind-in attaches along the center seam of a mail order catalog, typically providing the consumer with an order form and return envelope. Combination order blanks and envelopes are increasingly used in catalogs. The Company has developed extensive capabilities, enabling it to produce bind-in envelopes in a wide variety of sizes and styles on coated and uncoated paper stocks, utilizing high-quality lithography with options for complex four-color printing. The Company has extended the bind-in format to include multi-page mini-catalogs. Demand for Company products used in catalogs has experienced significant growth in recent years.

          COMMODITY ORIENTED PRODUCTS. Commodity oriented products include those products sold to wholesalers, paper merchants, printers, brokers, office product establishments and superstores. The Company provides both private label and QPP brand products to customers.

          Plain stock envelopes range from common products such as #10, #8, 9x12 and 10x13 envelopes to less common items such as jewelry repair envelopes and envelopes using special paper and colors. The Company, through its Supremex subsidiary and QPP division, manufactures and stocks for distribution approximately 200 lines of plain stock envelopes.

          TWO-WAY ENVELOPES. Two-way envelopes are envelopes designed to be reused by the recipient, usually to send correspondence or payment back to the original sender. Due to the use of less paper, two-way envelopes are perceived as more environmentally conscious than single-use envelopes. The Company markets two-way envelopes through its Supremex subsidiary. Supremex manufactures the two-way envelope and holds patents on the two-way envelope in both the United States and Canada.

          PREPRESS OPERATIONS. Prior to manufacturing envelopes to fill a specific order, the Company finalizes the design graphics for the order. This design phase traditionally requires a manufacturer to set type, incorporate customer-submitted graphics, photograph the artwork, develop the negative and prepare a plate that will serve to imprint the envelope. The electronic pre-press operation is a fully-automated electronic process which allows the customer to submit its design on a diskette or via modem. The Company can then edit the design on a computer to create the negative from which the printing plate is made. Alternatively, hard copy can be provided by the customer and computer-scanned and edited by the Company to create the negative. This capability is particularly well-suited to the customized and specialty envelope sectors in which the Company has focused its efforts. Management believes that the Company is a leader in the industry in moving toward fully-automated electronic prepress operations. The electronic prepress system greatly reduces the time needed to produce the plates and the number of people involved in the production, thereby enhancing the Company's profitability and its level of customer service.

          DELIVERY SYSTEMS. The Company currently maintains a flexible "just-in-time" delivery program. This program allows customers to receive their products just prior to when they are needed.

          WAREHOUSING SERVICES. A customer will often place an order for significantly more envelopes than it may need at the time. When this occurs, the Company can store the finished product and drop-ship the envelopes on an "as-needed" basis.

          INVENTORY MANAGEMENT SYSTEMS. Inventory management systems are currently being designed, primarily for large national organizations with centralized purchasing and supply departments that service multiple locations. The system will facilitate order processing by giving customers information on usage by item and/or available supply in the Company's warehouses and provides for summary billing.

          EDI. The Company has installed an Electronic Data Communications Interface ("EDI") at many of its facilities. EDI is a direct computer link between customers and the Company which allows orders to be sent electronically. This allows streamlining of the order process which in turn allows for quicker order delivery and more efficient and accurate communications between customers and the Company. EDI also allows customers to make payments electronically.

          HIGH IMPACT COLOR PRINTING

          Management estimates that the domestic commercial printing industry had 1995 sales of approximately $ 3.5 billion. The commercial printing industry in the United States is highly fragmented, primarily comprised of relatively small, local and regional firms. Management estimates that there are approximately 37,000 commercial printing companies in the United States, most of such companies having fewer than 20 employees.

          The Company, through its GAC subsidiary, provides premium high impact color printing services to customers in five main segments. The advertising literature, catalogs, and annual reports, during the fiscal year ended December 31, 1996, accounted for approximately 35%, 20% and 13% of GAC's net sales,
respectively.   With the addition of SPCC, GAC not only increased its sales, but also added additional product segments, including the printing of calendars and four color computer instruction books.

          The levels of quality and customer service GAC provides are well-suited for buyers whose marketing and promotional efforts require superior printed materials to reflect the quality and features of their products, services and corporate images. GAC serves a broad base of customers from across the United States, including major manufacturers, retailers, service organizations and advertising agencies.

          The fine color commercial printing market requires superior quality printing capabilities as well as high levels of customer service. GAC provides its customers with comprehensive prepress, printing and fulfillment services through four technologically advanced production facilities. GAC emphasizes customer service through intensive interaction with customers, including frequent sales calls and constant monitoring of customer satisfaction during the prepress and printing process. Management believes that GAC distinguishes itself from its competitors by the expertise and customer responsiveness associated with GAC's production operations.

          Management believes that the commercial printing industry is undergoing a period of consolidation, driven in part by the rapid pace of technology change. Recent advances in computer-based prepress equipment, for example, now enable commercial printers to output plate-ready film directly from electronic files, allowing for faster and more precise manipulation of images and text prior to printing. Similarly, recent advances in photoimaging technology have greatly increased the quality of the final image produced in the printing process. These advances have increased the capital requirements for maintaining technologically advanced equipment. Management believes that many local and regional commercial printers lack adequate financial resources to remain competitive in the segments of the fine color commercial printing market in which the Company operates.

          ADVERTISING LITERATURE. Advertising literature ranges from printed brochures and leaflets to color folders, manuals and posters. GAC prints promotional material for both the automotive industry and the high-tech industry in this segment, as well as for a number of foreign companies selling goods in the United States. Industry specific factors often drive demand for printed advertising literature. The increase in competition and growth in sales in the automotive industry in recent years has positively affected the level of spending on automotive brochures.

          CATALOGS. GAC prints both general catalogs and high-end catalogs for a broad base of customers, including many major retailers. The high-end catalog segment requires superior quality printing capability as well as intensive customer service. Within this segment, GAC has printed catalogs for such customers as FAO Schwarz, Neiman-Marcus, Nordstrom and Patagonia.

          ANNUAL REPORTS AND RELATED PRODUCTS. GAC prints annual reports and related products for a number of large public companies. These products often integrate color reproductions and graphs with text and financial statements into a high-quality product which requires extensive prepress and printing services. GAC prints annual reports and related products for many leading companies and has printed annual reports for American Express, Apple Computer, Black & Decker, General Electric, Intel, Monsanto, Starbucks and 3M.

          CALENDARS. GAC prints all types of calendars for a variety of customers. The types of calendars printed by the Company include box, wall, engagement, wire-o and promotional calendars.

          COMPUTER BOOKS. GAC manufactures and prints computer instruction text books. The majority of these computer text books are general reference and "how to" books about computer software. Most of the computer instruction books are four color books.

          QUALITY CUSTOMER SERVICE. GAC's goal is to offer the highest standards in meeting its printing customers' needs with the Company's primary focus on responding quickly and competitively to customer demands and requirements. Many of GAC's production facilities are open 24 hours a day, seven days a week, to allow for timely production of materials. GAC, at certain of its facilities, also offers a number of unique services to its customers such as complimentary transportation between the airport and its offices, in-plant overnight accommodations, on-site meeting rooms and lounge, travel and hotel arrangements, and computers for use by the customers when on-site. In addition, many of the GAC's field representatives travel with the customer to the main facility in Portland to facilitate the processing of the printing work.

MARKETS

          ENVELOPE PRINTING

          The Company seeks to efficiently serve large numbers of customers across diverse markets and industries to provide a stable and diversified base for ongoing sales of printed envelope products and services. In 1996, the Company sold products to more than 40,000 customers. Products are specifically designed and printed to serve various markets and industry segments.

          DIRECT MAIL MARKET. This market comprises advertising and third-class mail delivered directly to consumers through the postal system. The Company's direct mail products consist of customized conventional envelopes which include vivid graphics, action devices such as pull-tabs, scratch-offs, perforations and three-dimensional viewing devices, and bar codes. Due primarily to increased costs, the current trend in direct mail marketing is toward smaller, more focused mailings that depend on the refinement of mailing lists and extensive use of sophisticated database management tools to target specific markets ("database marketing"). Management believes that this trend represents a favorable development for the Company. While database marketing means smaller mailings, it also means more direct mailings overall, using envelopes with the Company's value-added features. In addition, smaller companies which cannot justify participating in mass mailings are able to use database marketing and direct mail in a more cost-efficient manner. Envelopes that support database marketing campaigns typically make extensive use of color, precision graphics and personalized messages which are included in the graphics on the envelope. The Company expects increased opportunities in the direct mail sector to arise from improved means of printing high-quality graphics more quickly and cost effectively.

          COMMERCIAL MARKET. The commercial market consists of manufacturers, professional organizations, utilities, educational institutions and others. Changes in the volume of envelope usage in this market typically track changes in the Gross Domestic Product. Most products sold by the Company to this market are customized conventional envelopes which are used for such purposes as general correspondence, invoicing and remittance. Customized conventional envelopes have features such as custom corner card imprints, inside tints and custom graphics.

          FINANCIAL SERVICES AND INSURANCE MARKETS. The financial services market includes financial institutions, such as banks, savings and loans, credit unions, mutual funds and others. The insurance market includes companies primarily in the life, health, property and casualty insurance businesses. The Company sells both customized conventional envelopes, specialty envelopes and packaging products to these markets. The Company's products supplied to the financial services market include statement envelopes, drive-through window envelopes, teller helper envelopes, general correspondence envelopes and envelopes used for business transactions, such as personal loans, mortgage loans and inter-office envelopes. Products supplied to the insurance market include envelopes used for premium notices, returns, checks, dividends, statements and general correspondence. The financial services and insurance industries have experienced consolidation over the past several years, and the Company's national account effort was initiated to service the larger, centralized purchasing and supply requirements resulting from consolidations in these markets.

          FORMS MARKET. The Company produces conventional envelopes with customized printing for customers in the forms market. The forms market consists primarily of independent forms distributors and major forms manufacturers who typically do not produce their own envelopes but purchase envelopes from the Company to resell to their customers.

          GOVERNMENT MARKET. In the United States, this market includes the Government Printing Office, the United States Postal Service, the General Services Administration and state and local governments. The Company's government contracts are awarded primarily through a competitive bid process. Such contracts, which are usually of short duration, are primarily fixed price contracts and generally do not contain quantity commitments. These contracts typically contain customary provisions for termination at the convenience of the government without cause and are subject to appropriation of funds. In Canada, this market includes large orders from the federal government, ministries and agencies, and from provincial governments, cities, school boards, universities and hospitals.

          DISTRIBUTORS AND RESELLERS MARKET. The Company has a substantial market share in the distributors and resellers market in Canada and in the U.S. through its QPP division. The Company sells both Consumer Direct and Wholesale products to paper merchants, envelope jobbers and business forms manufacturers. Paper merchants generally sell to printers that, in turn, print the envelopes with letterhead and sell them to consumers. Envelope jobbers are printers who specialize in printing envelopes but no other products. The business forms manufacturers distribute special size envelopes to match their own custom designed forms. To a lesser extent, the Company also sells to stationers, large retailers and greeting card companies who sell the envelopes or distribute them to retailers.

          PHOTOFINISHING PACKAGING, TAGS AND CD ROM PACKAGING. Film processing outlets comprise the photofinishing packaging market. Primary processing outlets include mass merchandisers who have film developed at wholesale labs, mini-labs operating as stand-alone operations and counter services as part of camera shops, as well as drug stores that feature on-site processing of customer film. The Company is a significant supplier of photofinishing packaging products, which require extensive application of color graphics.

          The market for tags is diverse due to the wide range of applications. In the manufacturing sector, tags are used for production tracking, shipping, labeling, raw materials identification, inspection records and safety/hazard warnings. Retail outlets use tags for product description, content identification, care and use instructions, inventory control and promotions. The Company also prints and produces bar-coded tags for inventory tracking in warehouses and stores.

          The Company is currently developing and selling packaging for CD ROM disks, which management believes is an emerging market within the envelope industry.

          MEDICAL MARKET. The medical market consists of (i) diagnostic imaging equipment and supplies manufacturers, (ii) medical forms companies, (iii) regional independent dealers, and (iv) dealer buying groups, all of which sell to hospitals and clinics across the country. The Company's medical market products include diagnostic imaging or X-ray color coded jackets, category insert jackets, negative preservers, film mailers, file pockets and color-coding labels. These products are designed to provide easy, efficient and reliable filing and mailing systems for doctors and hospitals. The Company has improved its medical products line by utilizing high-quality materials, adding Mylar color-coded labels to jacket edges and custom printing to place additional information on jacket panels.

          FINANCIAL AND LEGAL MARKETS. The legal and financial market consists of legal, accounting and professional offices. The Company sells expanding envelopes, pockets, pressboard folders, envelopes and other filing supplies to these markets. These products are sold primarily through the Company's Kruysman division which sells its products under its brand name Redweld(R) directly to many major accounting firms and law firms.

          OFFICE PRODUCTS MARKET. The office products market includes national wholesale stationers, large national office products dealers and superstores. These products are not generally sold to end users, but are sold in the resale market. Many of the QPP"s office products are featured in national catalogs published for the office products industry.

          COURIER PACKAGING MARKET. The courier packaging market consists of large international air couriers, as well as regional couriers and delivery companies. The Company services a large part of the courier packaging market, primarily through Supremex's PNG division, as well as Mail-Well's Cleveland facility. These products include overnight letter envelopes, multi-walled polyethylene pouches, security envelopes, diagnostic pouches and a broad range of stock and custom corrugated shipping containers.

          High Impact Color Printing

          GAC currently focuses on providing premium fine color printing services to customers in five primary market areas: advertising literature, high-end catalogs, annual reports, calendars and four color computer instruction books. GAC sells many of its products to Fortune 500 Companies, leading edge graphic designers, as well as advertising agencies. Calendars are custom printed for publishers who market them through their own distribution channels. Computer text books are primarily printed for publishers who generally sell to customers through the retail market.

          Management believes that the levels of quality and customer service that GAC provides is well-suited for buyers in these market segments whose marketing efforts require superior printed materials to complement the quality and features of their products, services and corporate images. GAC serves a broad base of customers, including major manufacturers, retailers, service organizations and advertising agencies. GAC draws its customers from across the United States and additionally prints advertising literature for a number of foreign companies selling goods in the United States. During the fiscal year ended December 31, 1996, GAC served in excess of 650 customers, the top 10 customers of which accounted for approximately 27% of GAC's net sales. Due to the project-oriented nature of the commercial printing industry, sales to particular customers may vary significantly from year to year depending upon the
number and size of their projects.   During the fiscal year ended December 31,
1996, GAC's largest customer accounted for approximately 5% of its net sales.

MARKETING AND DISTRIBUTION

          ENVELOPE PRINTING

          As a result of the wide array of applications, customer preferences and order sizes, the Company's marketing and advertising efforts vary significantly among markets and by region. Management believes that the Company's customer responsiveness and service have resulted in the long-term retention of a significant number of its customers. The Company continues to emphasize a more focused national account program to attract customers whose needs are national or cover multiple regions.

          The Company markets the majority of its printed envelope products through a sales force of approximately 350 people who generally work with customers from the initial product design stage through product delivery to ensure that finished products meet both customers' applications and marketing needs. The Company's salespeople represent the primary points of contact for
customers in the Consumer Direct market segment.   Accordingly, the Company
attempts to retain an experienced, well-qualified sales force by providing appropriate training and competitive compensation. Compensation is typically either salary plus commission or straight commission depending on several factors including customer size and type, plant location and order size. Management believes that the Company's sales force provides an important competitive advantage and the Company has been successful in developing loyalty within this important employee group. Many of the Company's salespeople have been employed by the Company for ten years or longer. The Company's sales force is organized by manufacturing facility with salespeople reporting to division managers supplemented by a national accounts group. The Company plans to leverage its sales force by increasing the utilization of plant capabilities as well as the cross-selling of product lines to enhance the performance of each of the Company's regions. Increased coordination among regions will help the Company to compete for national account business, to enhance the internal dissemination of successful new product ideas, to efficiently allocate its production equipment, to share technical expertise and to increase Company-wide selling of specialty products manufactured at selected facilities.

          Products not marketed by the Company's sales force are sold through distributors to better serve selected wholesale markets, geographic regions without direct sales representation and certain specialty markets, including the medical and photofinishing packaging markets. The Company's office products sales staff attends trade shows to market products. These products are also featured in national catalogs produced for the office products market.

          Most of the Company's envelope sales are pursuant to either contracts for a specific number of envelopes or blanket purchase orders. Most blanket purchase orders are for a term of one year or less and for a specified number of envelopes, although there usually is no requirement that envelopes be ordered in any set quantity. Blanket purchase orders may generally be renewed from year to year. Each contract or order is tailored to the specifications of the desired products and therefore there are no Company-wide pricing guidelines. Each plant is responsible for negotiating its own contracts and purchase orders.

          In most United States markets, the Company utilizes its own trucks to make local deliveries. Generally, for shipments over 50 miles, the Company uses common carriers to transport products to customers' locations. These shipments are usually made on a less-than-truckload basis. United Parcel Service is used primarily for low volume shipments (orders of less than 10,000 units). Transportation expenses have been declining as more customers absorb these costs directly. In most Canadian markets, Supremex employs a delivery service to serve customers which has significantly increased Supremex's on-time delivery rate.

          HIGH IMPACT COLOR PRINTING

          GAC markets primarily on a regional basis in the commercial printing industry. GAC maintains a large national sales staff, consisting of approximately 62 salespeople who work out of sales offices across the United States. Management believes that GAC maintains the largest sales staff in the high impact commercial printing industry. GAC's sales staff represents the primary point of contact for many customers and reinforces its policy of providing the highest level of customer service possible. With offices located in many major metropolitan areas, GAC is able to offer greater personalized customer attention, with frequent meetings and calls to existing and potential customers.

PRINTING AND MANUFACTURING

          ENVELOPE MANUFACTURING AND PRINTING

          There are essentially two types of machines used in the envelope manufacturing or "converting" process: (i) high-speed web converting machines, capable of handling on-line large volume orders with multiple colors and numerous features and (ii) die cutter/blanker machines, used primarily for smaller orders to be customized off-line or for orders with certain limited customized features. The manufacturing process used is dependent upon the size of a particular order, custom features required, machine availability and delivery requirements.

          The Company purchases most of its paper in rolls. In the die cutter/blanker process, typically used for small to medium-sized orders of 500,000 units or less, paper is cut into varying sizes by a sheeter. Stacks of sheets are then cut into blanks using either manually-placed dies or by computer-controlled die-cutting machines. In almost all cases, envelopes are imprinted on one or both sides. An adhesive is typically applied to the blank, which is then folded. Large volume envelope orders (generally over 500,000 units) can bypass the separate sheeting and cutting operations to be manufactured directly from the paper roll using the web machine process. The paper is fed as one continuous roll through the equipment where it is printed, cut, folded and glued, emerging as finished envelopes ready for packing and shipping.

          The Company is currently operating its high-speed web machines at levels close to capacity. Accordingly, in order to expand its business efficiently, the Company will require additional high-speed web machines. The availability of web machine capacity not only allows the Company to attract high-volume work, but it frees die cutter/blanker machines and related equipment for utilization on higher-margin, typically smaller volume, specialty work. Management estimates that, based on current utilization of its existing equipment and expected demand, the Company will need approximately 6 to 7 additional high-speed web machines over the next five years representing an aggregate projected capital expenditure of approximately $4.5 million to $5.0 million. Management believes that the Company has adequate manufacturing capacity on its die cutter/blanker machines for current and foreseeable manufacturing requirements.

          Envelope manufacturing equipment typically has a relatively long useful life. The Company's plant engineers are skilled at maintaining and rebuilding equipment, which requires limited capital expenditures and can convert existing equipment to that needed for specialized products, such as those sold to the medical, photofinishing packaging and diskette markets.

          The Company also has established programs to implement new production technologies related to flexographic printing, lithographic web printing and variable imaging technology. Flexographic printing has long been the mainstay of the envelope industry and the Company has flexographic printing capabilities at virtually all of its facilities. The Company continues to implement improvements to its flexographic printing processes which management believes will provide higher-quality products. In addition, the Company also seeks to combine lithographic technology with web converting capability, which will improve the quality of the Company's graphics. The Company also has installed at one manufacturing facility variable imaging process capabilities, which create the flexibility to customize products during the manufacturing process. Envelopes can be individually addressed, bar codes can be added and imprints can be personalized. These technologies have allowed the Company to become a more complete supplier to customers, particularly in the direct mail and photofinishing markets.

          Management believes the Company can enhance its competitive position in the envelope industry through the implementation of improved management systems. The management systems currently being implemented by the Company are designed to improve order flow, improve turnaround capabilities and provide more information with respect to equipment utilization, asset management, customer requirements and product line profitability.

          The process of manufacturing envelopes produces two types of waste. Skeletal waste is the excess paper produced when a die punches the blanks from a sheet. Process waste is generated in the process of setting up a machine to run a job. The Company sells both skeletal and process waste and accounts for such sales as a reduction to cost of sales. For the year ended December 31, 1996, waste sales accounted for approximately $ 8.9 million (1.1% of net sales).
Waste paper prices generally follow the fluctuations in the price of paper. The Company maximizes waste collection yield by using highly automated waste paper segregation systems which utilize a centralized vacuum-driven separation process on the Company's high-speed web systems.

          HIGH IMPACT COLOR PRINTING

          The process of manufacturing in the commercial printing industry combines advanced prepress technology with high-quality color presses and extensive binding and finishing operations. Many of GAC's facilities are open 7 days a week, 24 hours a day to meet customer printing requirements.

          PREPRESS SERVICES. GAC's prepress services include all the processes necessary to prepare the media (art, photographs, typed copy), go to press, photographically duplicate and/or digitally produce images, separate color images into process colors, assemble films and burn film images onto plates.
GAC uses electronic technology to compose the elements of the individual pages of the project and to create screen tints, produce color blends and retouch photos. These images can then be reviewed for exact color and content. The digital information is then processed to a film plotter for film output. GAC's film plotters are capable of plotting 3600 dots per inch resolution, giving a clean detail of the imagery. GAC has also developed GAC Color Plus(TM), an advanced screening process which allows larger quantities of ink to be used in the printing process, thereby producing a higher quality image than is available using conventional techniques. GAC has capitalized on the market opportunities in this area by building a state of the art electronic pre-press department.

          PRINTING SERVICES. GAC currently operates heatset web presses, including half-webs, full-webs and double-web presses, as well as sheet-fed presses at four production facilities. GAC primarily uses sheet-fed presses for short to medium run jobs. The sheet-fed presses are capable of printing up to two, four, six or eight colors, running at standard press speeds of 6,000 to 10,000 sheets per hour. The web presses are higher-production presses which start with a roll of paper at one end, print on both sides and produce a product which may be folded, glued and perforated on the press. The Company's web presses are capable of simultaneously printing up to 16 colors at one time.

          POSTPRESS AND FULFILLMENT SERVICES. GAC provides extensive postpress and fulfillment services in the final stages of the production cycle. These services include cutting, folding, binding, finishing and distribution of the finished product. GAC also provides warehousing, packaging and distribution services to customers, a critical element to quality service. In addition, GAC maintains a catalog packaging assembly line which uses both computer-printed mailing labels and ink-jet applied addresses to facilitate its customers' mass mailings.

MATERIALS AND SUPPLY ARRANGEMENTS

          ENVELOPE PRINTING

          The primary material needed for the manufacture of envelopes is paper, which in 1996 accounted for approximately 71.0% of the Company's cost of envelope materials and represented approximately 33.1% of net sales related to envelopes. Other materials include cartons/boxes, window film, adhesives and ink. Except for a very small amount of coated paper, envelopes are made primarily from the following major grades of uncoated free-sheet papers: white-wove, unbleached kraft and semi-bleached and bleached kraft. Most of the Company's products are made from white-wove grades.

          Suppliers of white-wove or kraft paper include Georgia-Pacific, Champion Paper, Boise Cascade, International Paper and Union Camp. The Company has an oral agreement with Georgia-Pacific to purchase 45,000 tons of paper during the year ending February 24, 1997.

          Management believes that the Company's large volume paper purchases should continue to ensure the receipt of adequate supplies in the future.

          HIGH IMPACT COLOR PRINTING

          The primary materials used by GAC in the commercial printing industry are paper, ink, film, offset plates, chemicals and solvents, with paper accounting for approximately 87% of total material costs. GAC purchases these materials from a number of suppliers and has not experienced any significant difficulties in obtaining any raw materials necessary for operations. The principal raw material used by GAC in printing operations is high quality heavy-stock paper. GAC expended in excess of $46.7 million for paper supplies for its printing operations for the year ended December 31, 1996. GAC implemented an inventory management system in which a limited number of paper suppliers supply all its paper needs at its Portland facility, while holding and managing paper inventory for this facility. These suppliers are responsible for delivering paper on a "just-in-time" basis directly to GAC's facilities. Management believes that this system has allowed GAC to enhance the flexibility and speed with which it can serve customers, improve pricing on paper purchases, eliminate a significant amount of paper inventory and reduce costs by reducing warehousing capacity.

PATENTS, TRADEMARKS AND BRAND NAMES

          The Company markets products under a number of trademarks and brand names. Additionally, the Company currently owns 36 patents relating to its envelope business, 29 in the United States and 7 in Canada. Two of the patents consist of the United States and Canadian patents for two-way envelopes, which the Company acquired in the Supremex acquisition. The Company's sales do not depend to any significant extent upon any single or related group of patents. The patents expire at various times through 2012.

COMPETITION

          ENVELOPE PRINTING

          The envelope printing and manufacturing industry is extremely fragmented and highly competitive with a few multi-plant and many single-plant companies that primarily service regional and local markets. Manufacturing requirements and technologies do not present significant barriers to entry into the business. The printing and manufacturing processes for most products are readily available and capital outlays are relatively low, although high-speed envelope manufacturing equipment requires significant capital outlays.

          In marketing its products, the Company competes with a few multi-plant and many single-plant companies servicing regional and local markets. The Company also faces competition from alternative sources of communication and information transfer such as facsimile machines, electronic mail, interactive video disks, interactive television and electronic retailing. Although these sources of communication and advertising may eliminate some domestic envelope sales in the future, management believes that the Company will experience continued demand for envelope products due to (i) the ability of the Company's customers to obtain a relatively low-cost information delivery vehicle that may be customized with text, color, graphics and action devices to achieve the desired presentation effect, (ii) the ability of the Company's direct mail customers to penetrate desired markets as a result of the widespread deliverability of mail to residences and businesses through the United States Postal Service, and (iii) the ability of the Company's direct mail customers to include return materials in their mail-outs.

          Principal bases of competition are price, quality and service. Although all three are equally important, various customers may emphasize one or more over the others. For example, direct mail customers may consider service and quality to be relatively more important than price. In contrast, an envelope plant's proximity is very important to certain customers due to freight charges and turnaround time.

          HIGH IMPACT COLOR PRINTING

          The commercial printing industry is highly competitive and fragmented. GAC competes against a number of large, diversified and financially stronger printing companies, as well as regional and local commercial printers, many of which are capable of competing with GAC in both volume and production quality. Although GAC believes customers are price sensitive, it also believes that customer service and high-quality products are important competitive factors. Management believes GAC provides premium quality and customer service while maintaining competitive prices through stringent cost control efforts.

          The main competitive factors in GAC's markets are customer service, product quality, reliability, flexibility, technical capabilities and price. Management believes GAC competes effectively in each of these areas.

SEASONALITY

          Several Consumer Direct market segments served by the Company, such as photofinishing packaging and certain segments of the direct mail market, experience seasonality, with a higher percentage of the volume of products sold to these markets occurring during the fourth quarter of the year. This seasonality is due to the increase in sales to the direct mail market due to holiday purchases. Seasonality is offset by the diversity of the Company's other products and markets which are not materially affected by seasonal conditions.

          The commercial printing industry experiences seasonal variations. GAC's revenues from annual reports are generally concentrated from February through April. Revenues associated with holiday catalogs and automobile brochures tend to be concentrated from July through October, and calendars from May to September. As a result of these seasonal variations, GAC is at or near capacity at certain times during these periods.

BACKLOG

          The Company's envelope production backlog was $58.7 million as of December 31, 1996, compared to $55.8 million at December 31, 1995. Backlog consists only of purchase orders and short-term contracts that are typically filled within three weeks to six months. Orders may generally be rescheduled or canceled by the payment of cancellation charges and costs incurred until the time of cancellation. Therefore, the Company's backlog does not necessarily reflect future sales levels.

          The Company's backlog in its commercial printing segment was $11.3 million as of December 31, 1996. Backlog consists of purchase orders and contracts that are typically filled within 4 to 6 weeks. Backlog does not necessarily reflect future sales levels.

EMPLOYEES

          As of December 31, 1996, the Company employed a total of 6,144 people, including 1,071 classified as salaried, 4,665 as hourly and 408 as salespeople. Approximately 2,046 people employed at the Company's facilities are represented by unions affiliated with the AFL-CIO or Affiliated National Federation of Independent Unions. These employees are governed by collective bargaining agreements, each of which covers the workers at a particular facility, expires from time to time and are negotiated separately. Accordingly, management believes that no single collective bargaining agreement is material to the operations of the Company as a whole.

          Except for a five-week walk-out at the Cleveland plant in June 1988, there have been no labor strikes during the last 10 years at any facility now owned by the Company. The 1988 Cleveland strike was settled by reaching a new three-year collective bargaining agreement. The Company considers relations with employees in the United States and Canada to be good.

ENVIRONMENTAL

          The Company's operations are subject to federal, state and local environmental laws and regulations relating to air emissions, waste generation, handling, management and disposal, and at certain facilities, wastewater treatment and discharge. The Company has implemented environmental programs designed to ensure that the Company operates in compliance with the applicable laws and regulations governing environmental protection. The Company's policy is that management at all levels be aware of the environmental impact of operations and direct such operations in compliance with applicable standards. Management believes the Company is in substantial compliance with applicable federal, state and local laws and regulations relating to environmental protection.

          Although the Company does not anticipate that material capital expenditures will be required to achieve or maintain compliance with environmental laws and regulations, changing environmental laws and regulations might affect the printing industry as well as the manufacture or transportation of envelopes and related packaging products. For example, the Company will be subject to regulations being developed by the federal Environmental Protection Agency ("EPA") and state environmental agencies to implement the Clean Air Act Amendments of 1990. Accordingly, there can be no assurance that environmental matters resulting in material liabilities or expenditures will not be discovered or that, in the future, material expenditures for environmental matters will not be required by changes in law or regulations.

          The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended (also known as the "Superfund" legislation), imposes joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the costs of investigation and remediation of sites at which there have been releases or threatened releases of hazardous substances. These persons, known as potentially responsible parties ("PRPs"), include the owners and operators of property and persons that generated, disposed of or arranged for the disposal of hazardous substances found at a site. Many states have similar programs. The Company has not been named as a PRP at any Superfund sites as a result of its ongoing operations.

Due to waste management and minimization programs implemented by the Company and the Company's current use of permitted hazardous waste disposal facilities, management does not believe that the Company's current operations will give rise to future material liability under CERCLA.

          In the asset purchase agreement related to the Georgia Pacific acquisition ("GP Acquisition"), GP Envelope agreed to retain all liabilities arising from releases of hazardous substances at any off-site locations occurring prior to the closing date of the GP Acquisition (other than the migration of hazardous substances from adjacent locations to the plants or from the plants to adjacent locations ("Migration")). Accordingly, except for liability associated with Migration, if any, the GP Acquisition should not expose the Company to liability under CERCLA for historical off-site disposal practices.

          Additionally, GP Envelope also agreed to indemnify and hold the Company harmless from damages that relate to the use, condition, ownership or operation of any purchased assets or the conduct of GP Envelope on or prior to the closing date of the GP Acquisition, including environmental third party claims. Such damages include on-site liabilities under CERCLA or corresponding state laws attributable to operations prior to the closing date. GP Envelope's indemnification obligation is subject to (i) a $35.0 million limitation and (ii) a six-year term limit. This indemnity also is subject to contribution arrangements with the Company, which begin with GP Envelope paying 90% of the indemnifiable damages in the first two years and decreasing annually to 50% in the sixth year. The indemnity for environmental third party claims is not subject to any contribution arrangements. Conversely, the Company has agreed to indemnify GP Envelope for (i) environmental liabilities incurred subsequent to the closing date, (ii) environmental cleanup liabilities at the sites or related to Migration to or from such sites incurred prior to the closing date, subject to contribution arrangements with GP Envelope, which begin with the Company paying 10% of the indemnifable damages in the first two years increasing annually to 50% in the sixth year, and (iii) third party claims for pre-closing events arising six years after the closing date. Georgia-Pacific guaranteed all of GP Envelope's obligations under the asset purchase agreement related to the GP Acquisition.

          In the asset purchase agreement related to the American Envelope Company acquisition ("American Acquisition"), American agreed to indemnify and hold harmless the Company from certain liabilities and obligations. In addition to an indemnification for certain retained liabilities, the indemnification provides that (i) American's indemnification obligation for out of pocket costs arising out of or related to certain disclosed environmental matters and the presence of any hazardous materials on the purchased assets ("Costs of Remediation") is subject to a $25.0 million limitation and a six year claims period, and (ii) to the extent that a claim consists of costs and expenses related to any Costs of Remediation as to which American is obligated to indemnify the Company, the parties shall contribute and share in the items on a sliding scale, such that American bears 90% of each item of Costs of Remediation for which a claim has been made during the first two years after closing of the American Acquisition, with American's share decreasing by 10% each year thereafter until the sixth anniversary of such closing date, when American's indemnification obligations related to unclaimed Cost of Remediation matters cease. These sharing percentages are fixed based upon the date the claim is made with respect to any claim for Costs of Remediation and the parties' relative obligations with respect to any such claim do not change thereafter. The indemnity for environmental third party claims is not subject to any contribution by the Company.

          In connection with the American Acquisition, American and the Company applied to and/or filed notices with regulatory agencies for the transfer or issuance of all material permits or authorizations relating to the operations of its plants and related facilities, including but not limited to, wastewater permits and air permits. All such permits and authorizations have been transferred or issued, as applicable.

          Environmental claims relating to the properties acquired in the Supremex Acquisition, the GAC Acquisition, the QPP Acquisition, the PNG Acquisition and the SPCC Acquisition are not subject to separate indemnification provisions but are subsumed under the general indemnification provisions of the applicable purchase agreements.

ITEM 2.          PROPERTIES

          The Company occupies 52 envelope printing and commercial printing
facilities in the United States and Canada, 40 of which are leased.   In
addition to on-site storage at each of the foregoing facilities, the Company also stores products in one owned and three leased warehouses. Substantially all of the printing and manufacturing facilities are pledged to secure indebtedness under the bank credit agreements. The Company also leases 9,405 square feet of office space in Englewood, Colorado for its corporate headquarters and 8573 square feet of office space in Chicago, Illinois for additional corporate headquarters support persons. The Company's Supremex, GAC, PNG and QPP headquarters are each maintained in one of the Company's printing and manufacturing facilities. Management believes that the Company has adequate facilities for the conduct of current and future operations.

ITEM 3.          LEGAL PROCEEDINGS

          The Company and its subsidiaries may from time to time be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, it is the opinion of management that the disposition or ultimate determination of such claims or lawsuits will not have a material adverse effect on the Company. In the case of administrative proceedings related to environmental matters involving governmental authorities, management does not believe that any imposition of monetary damages or fines would be material.

          The Company settled the Skrudland v. Mail-Well Corporation d/b/a Mail-
                                  ---------------------------------------------
Well Envelope lawsuit in December 1996 for $300,000 plus attorney's fees.  The
-------------
settlement amount had already been reserved by the Company.

                                    PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

          The Parent is the sole stockholder of M-W Corp.   At March 14, 1997,
the authorized capital stock of M-W Corp. was 1,000 shares of common stock, par value $0.01 per share, of which 1,000 shares were outstanding.

DIVIDEND POLICY

  M-W Corp. has never paid cash dividends on its common stock. It is M-W Corp.'s present intention to retain all future earnings for use in its business and, therefore, does not expect to pay cash dividends on its common stock in the foreseeable future. The declaration and payment of dividends on the common stock is restricted under the bank credit agreement and senior subordinated notes indenture.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW - During the first half of 1996, Mail-Well, Inc. (the "Company") encountered bad weather in the east and midwest, pricing pressures and lower profit margins at Graphic Arts Center, Inc. ("GAC"), and weaker than expected demand for envelope products in the U.S. due to lower demand in the direct mail industry. The Company quickly reacted to these conditions as reflected in the strong earnings performance for the year. Also during 1996, the Company acquired two envelope companies and one printing company. In November 1996, the bank credit agreement was amended, the Company refinanced certain equipment under a sale/leaseback arrangement and a receivable securitization facility was arranged.

ACQUISITIONS - The Company commenced operations in February 1994 with the acquisition of the envelope businesses of Georgia-Pacific Corporation ("GP
Envelope") and Pavey Envelope and Tag Corp. ("Pavey").   In December 1994, the
Company acquired American Envelope Company ("American"), a manufacturer and
printer of envelopes.   In July 1995, the Company acquired Supremex, Inc.
("Supremex"), a Canadian printer and manufacturer of envelopes. In August 1995, the Company acquired GAC, one of the leading high impact color printers in the United States. In April 1996, the Company acquired Quality Park Products, Inc. ("QPP"), a printer and manufacturer of envelopes. In November 1996, the Company acquired Pac National Group Products, Inc. ("PNG"), a Canadian envelope printer and manufacturer based in Ontario. In December 1996, the Company acquired Shepard Poorman Communications Corporation ("SP"), a high impact color printer located in Indianapolis, Indiana.

The following charts illustrate the historical and pro forma sales and operating income of the U.S. Envelope, Canadian Envelope, High Impact Color Printing and Corporate segments of the Company. Pro forma sales and operating income include the operations of GP Envelope, Pavey, American, Supremex and GAC as if the acquisitions occurred on January 1 of the year of acquisition, the acquisition of QPP occurred on April 1, 1995 and the amended bank borrowings and leasing transactions occurred on January 1, 1994.

The paper version of this document includes two charts: Sales by Segment and Operating Income by Segment. The data included in these charts is as follows (dollars in millions):


Sales by Segment
                               1996 Historical   1995 Historical   1995 Pro Forma   1994 Historical   1994 Pro Forma
SALES
US Envelope                           $551,225          $510,660         $584,712          $225,678         $444,576
Canadian Envelope                       86,928            38,759           87,167                 -                -
High Impact Color Printing             140,371            47,384          149,767                 -                -
                                     --------------------------------------------------------------------------------
Total                                 $778,524          $596,803         $821,646          $225,678         $444,576
                                     ================================================================================

Operating Income by Segment

                               1996 Historical   1995 Historical   1995 Pro Forma   1994 Historical   1994 Pro Forma

US Envelope                           $ 52,376          $ 50,995         $ 54,484          $ 24,408         $ 31,754
Canadian Envelope                       13,784             5,797           11,986                 -                -
High Impact Color Printing               6,010               993            6,046                 -                -
Corporate                              (11,180)          (10,108)         (14,049)           (5,836)         (11,968)
                                     --------------------------------------------------------------------------------
Total                                 $ 60,990          $ 47,677         $ 58,467          $ 18,572         $ 19,786
                                     ================================================================================

RESULTS OF OPERATIONS
---------------------
U.S. ENVELOPE
-------------

The following table presents 1996 historical financial data for the U.S. Envelope operations of the Company including the operations of QPP since the date of acquisition. The 1995 data includes the historical operations of the Company and the historical operations of QPP for the nine months ended December 31, 1995 which was included to provide comparability to the 1996 information. Information for 1994 combines the information derived from the historical financial statements of the Company with financial information of GP Envelope, Pavey and American for the portion of 1994 prior to the acquisition of each of the businesses by the Company.

                                              Year Ended December 31,
                                              -----------------------
                                   1996             1995               1994
                                   ----             ----               ----
(dollars in thousands)        $        %         $        %         $        %
                          ---------  ------  ---------  ------  ---------  ------
Net sales                  $551,225  100.0    $584,712  100.0    $444,576  100.0
Cost of sales               434,392   78.8     469,544   80.3     354,922   79.8
Operating expenses           64,457   11.7      60,684   10.4      57,900   13.1
                           --------  -----    --------  -----    --------  -----

Operating income           $ 52,376    9.5    $ 54,484    9.3    $ 31,754    7.1
                           ========  =====    ========  =====    ========  =====

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

OPERATIONS OF ACQUIRED BUSINESS - Included in the operations of U.S. Envelope for the year ended 1996 are the operations of QPP since the date of acquisition and the corresponding period in 1995. QPP's net sales of $61.2 million for the period represents a $12.9 million decrease from the same period in 1995. This decrease was due to the loss of a major customer (which occurred prior to the acquisition of QPP by the Company) representing sales of $13.3 million offset by sales increases to other customers of $0.4 million. The gross margins for QPP have improved from the prior year due to the discontinuation of certain discounted pricing programs and savings from plant restructuring.

The following discussion relates to the U.S. Envelope operations of the Company, exclusive of QPP's operations which were discussed in the preceding paragraph.

NET SALES - Net sales decreased 4.0% for the year ended December 31, 1996 compared to the year ended December 31, 1995. The average selling price increased by 1.1% from $19.19 per thousand units in 1995 to $19.40 per thousand units in 1996. The increase was due to a higher margin, customized product mix and managing selling prices relative to paper costs. Total volume for the U.S. Envelope operations decreased 5.1% to 25.3 billion units in 1996 from 26.6 billion units in 1995. Volume in 1996 was negatively impacted by lower direct mail volume, and a shift towards more complex, higher margin products for which fewer units were sold.

COST OF SALES - Cost of sales, as a percentage of sales, decreased from 78.9% in 1995 to 77.9% in 1996. The Company believes that material gross margin per unit (measured on a per thousand envelope basis) and volume of units sold are better indicators of its trend in revenues than its net sales, since historically the Company has passed on to its customers changes in its cost of paper. When measured on a unit basis, material gross margin increased from $10.42 per thousand units in the year ended December 31, 1995 to $11.03 per thousand units for the year ended December 31, 1996. The increase in material gross margin on a unit basis was attributable to the Company's ability to manage selling price relative to declining paper prices as well as the Company's ability to negotiate paper costs. The favorable effect of lower paper costs on gross margin was largely offset by decreased revenue from the sale of waste paper and increases in other costs as a percentage of sales. Material costs, exclusive of waste revenue, were 44.9% and 49.4% of net sales for the years ended December 31, 1996 and 1995, respectively. Waste recovery revenue declined from $0.71 per thousand units in 1995 to $0.33 per thousand units in 1996 which resulted in a decline in waste recovery revenue from $18.9 million in 1995 to $8.3 million in 1996.

OPERATING EXPENSES - Operating expenses include selling and administrative expenses. For the year ended December 31, 1996, selling and administrative expenses, as a percentage of sales, increased to 12.4% from 11.1% in 1995. Included in 1996 operating expenses was a $2.1 million loss on the disposal of assets which represented equipment idled from consolidation activities, the disposal of equipment, impairment of buildings and the write-off of capitalized software no longer in use. Without this loss, operating expenses as a percentage of sales would have been 11.9% for 1996. The increase from 1995 was due to higher compensation and benefit costs in the administrative area. The increase was offset by the reduction or elimination of redundant functions when businesses were acquired, resulting in cost savings.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

The U.S. Envelope table includes the operations of QPP for the nine months ended December 31, 1995 for comparability with 1996 historical operations; QPP's operations are excluded from the 1994 column of that table and from the following discussion.

NET SALES - The 14.9% increase in net sales for the year ended December 31, 1995 compared to the year ended December 31, 1994 was due to price and volume increases. Total volume for the U.S. Envelope operations increased 4.7% to 26.6 billion units for the year ended December 31, 1995 from 25.4 billion units for the year ended December 31, 1994. The volume increase was due, in management's opinion, to the integration of the GP Envelope, Pavey and American acquisitions into one organization. This integration increased the Company's ability to serve national clients and efficiently manage production. Prices increased by 9.7% from $17.49 per thousand units in 1994 to $19.19 per thousand units in 1995, as the Company adjusted its prices in response to the significant increase in the cost of paper. Historical net sales for the period from February 24, 1994 to December 31, 1994 were $225.7 million. The American operations contributed net sales of $182.3 million in 1994 and volume of 12.7 billion units. The operations of the predecessor companies (GP Envelope and Pavey) for the period ended February 23, 1994 contributed net sales of $36.6 million and volume of 1.8 billion units.

COST OF SALES - Total cost of sales, as a percentage of sales, decreased from 1994 to 1995, largely due to the impact of the Company's ability to effectively manage the increase in the cost of paper and the related increases in sales prices. Generally, in periods of increasing paper costs, the Company's gross profit percentage declines even in situations where the entire increase in cost can be passed on to its customers. The Company believes that material gross margin per unit and volume of units sold are better indicators of its trend in revenues than its net sales, since historically the Company has passed on to its customers changes in its cost of paper. On a unit basis, material gross margin increased from $10.19 per thousand units in 1994 to $10.42 per thousand units in 1995. The increase in the material gross margin on a unit basis was attributable to: (1) the Company's ability to pass on paper cost increases and (2) an increase in proceeds from the sale of waste paper as waste paper prices increased concurrently with the cost of paper. The realization of cost savings from combining American operations with GP Envelope and Pavey operations in December 1994 was partially offset by increased labor costs due to wage and salary increases and resulted in lower labor and manufacturing expenses as a percentage of sales.

OPERATING EXPENSES - For the year ended December 31, 1995, operating expenses of $56.7 million were $1.2 million less than operating expenses in 1994. As a percentage of sales, operating expenses decreased compared to the same period in 1994. The dollar decrease in operating expenses was due to the realization of cost savings from combining the sales and administrative functions of American, partially offset by the increase in commissions paid. During 1995, the administrative offices of American were closed and the functions performed at that location were transferred to the corporate office of the Company. Additionally, the sales force of the Company was consolidated and deployed to new markets and segments of the industry.

CANADIAN ENVELOPE
-----------------

The following table presents financial information with respect to the Canadian Envelope operations for the years ended December 31, 1996 and 1995. The 1996 information includes the operations of PNG for the one month ended December 31, 1996. Information for 1995 was derived from historical financial statements both prior to, and after, the acquisition of Supremex by the Company.

                                   Year Ended December 31,
                                   -----------------------
                                   1996               1995
                                   ----               ----
(dollars in thousands)           $       %         $      %
                             --------  ------   -------  -----
Net sales                     $86,928  100.0    $87,167  100.0
Cost of sales                  61,020   70.2     62,564   71.8
Operating expenses             12,124   13.9     12,617   14.5
                              -------  -----    -------  -----

Operating income              $13,784   15.9    $11,986   13.7
                              =======  =====    =======  =====

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

NET SALES - Net sales for the year ended December 31, 1996 decreased 0.3% as compared to sales for the year ended December 31, 1995. The average selling price increased by 1.3% and was due to a higher margin, customized product mix. Total volume decreased 6.1% to 4.2 billion units from 4.5 billion units in 1995. Volume in 1996 was negatively impacted by a decrease in the sale of commodity envelopes which have a lower margin than customized products.

COST OF SALES - Cost of sales, as a percentage of sales, decreased from 1995 to 1996, largely due to the Company's ability to effectively manage fluctuations in the cost of paper and related fluctuations in sales prices. Material gross margin per unit (measured on a per thousand envelope basis) and volume of units sold are better indicators of its trend in revenues than its net sales, since historically changes in the cost of paper have been passed on to customers.
When measured on a unit basis, material gross margin per unit increased 9.5% from $10.25 per unit in 1995 to $11.22 per unit in 1996. A favorable effect on gross margins also occurred due to lower paper costs, which decreased 10% from the 1995 average.

OPERATING EXPENSES - Operating expenses include selling and administrative expenses which declined both as a percentage of sales and in absolute dollars when comparing 1996 to 1995. The closing of the Brantford facility and other cost centers contributed to this decline. In addition, sales forces were reduced and administrative responsibilities were combined with other regions.

HIGH IMPACT COLOR PRINTING
--------------------------

The following table presents financial information with respect to the High Impact Color Printing operations for the years ended December 31, 1996 and 1995. The 1996 information includes the operations of SP for the one month ended December 31, 1996. Information for 1995 reflects the historical results of GAC prior to, and after, the acquisition by the Company.

                                 Year Ended December 31,
                          --------------------------------------
                                   1996                1995
                                   ----                ----
(dollars in thousands)           $        %         $        %
                             ---------  ------  ---------  -----
Net sales                     $140,371  100.0    $149,767  100.0
Cost of sales                  116,179   82.7     121,449   81.1
Operating expenses              18,182   13.0      22,272   14.9
                              --------  -----    --------  -----

Operating income              $  6,010    4.3    $  6,046    4.0
                              ========  =====    ========  =====

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

NET SALES - The high impact color printing market is highly competitive and GAC has lowered prices to meet market expectations. This was a major cause of the 6.3% decline in sales dollars. In response to this decline in sales price, GAC has targeted higher margin markets and is aggressively allocating sales resources to these markets. Another factor affecting the decline in sales dollars was the decrease in paper costs. Fluctuations in paper prices are generally passed on to customers as an integral part of the price of the product. As paper prices decreased in 1996, as compared to 1995, the sales prices also decreased.

COST OF SALES - Gross margins decreased as a percentage of sales to 17.3% in 1996 from 18.9% in 1995 as a result of the competition in major markets. Reductions in cost of sales were not large enough to offset the decline in sales. GAC has lowered gross margins to meet the competition and, as stated previously, it is concentrating its sales efforts on higher-margin product markets.

OPERATING EXPENSES - Operating expenses as a percentage of sales have decreased 12.8% from 1995. Operating expenses include selling and administrative expenses and the reduction in this category demonstrates GAC's ability to reduce these expenses in a time of decreasing gross margins. Improvements were made in the purchasing of supplies, employee headcounts, travel and entertainment expenses and spoilage.

CORPORATE EXPENSES
------------------

The following table presents historical financial information for the Company and includes the operations of each acquired company from the date of its acquisition. The percentage column presents the specific expense items as a percentage of historical net sales for the year.

                                                  Year Ended December 31,
                                                  -----------------------
                                               1996           1995            1994
                                              -------         -----           ----
(dollars in thousands)                       $      %       $       %       $        %
                                          -------  ----  -------  -----  --------  -----
Operating expenses                        $ 7,008  0.9   $ 7,251   1.2   $ 3,829    1.7
Amortization expense                        4,153  0.5     2,838   0.5     1,992    0.9
Interest expense                           26,936  3.5    25,393   4.3    11,396    5.0
Interest expense - amortization of
 deferred financing costs                   3,556  0.5     2,238   0.4       953    0.4
Other expense (income)                        455  0.1       668   0.1      (228)  (0.1)
Income taxes                               12,262  1.6     7,762   1.3     2,821    1.3

OPERATING EXPENSES -   Operating expenses, as a percentage of net sales and in
total dollars, continues to decline as acquisitions are absorbed without significant increases in corporate headcount.

AMORTIZATION EXPENSE - Amortization expense increased due to the amortization of the intangibles recorded in the acquisitions.

INTEREST EXPENSE - Interest expense decreased primarily as a result of a lower average interest rate on the bank debt of 7.6% in 1996 as compared to 8.5% in 1995. This decrease more than offsets the higher average bank debt balance which was $206.5 million in 1996 as compared to $187.7 million in 1995. The bank debt restructuring, the cash proceeds from the sale/leaseback and the cash proceeds from the accounts receivable securitization discussed in the notes to the financial statements resulted in the reduction of outstanding bank debt balances toward the end of 1996.

INTEREST EXPENSE - AMORTIZATION OF DEFERRED FINANCING COSTS - The amortization of deferred financing costs increased due to the increase in deferred financing costs capitalized pursuant to the 1995 acquisitions for which there was a full year of amortization in 1996.

INCOME TAXES - The effective tax rate for the year ended December 31, 1996 was 41.8% as compared to 40.1% for the year ended December 31, 1995. The effective tax rate for both periods was higher than the federal statutory rate due to state and provincial income taxes. Additionally, certain goodwill amortization and a portion of the employee stock ownership contribution was not tax deductible.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

HISTORICAL CASH FLOW - Net cash provided by operating activities was $141.5 million and $34.3 million for the years ended December 31, 1996 and 1995, respectively, and $14.4 million for the period from February 24, 1994 to December 31, 1994. The acquisitions of Quality, PNG and SP required cash payments in the amounts of $27.8 million, $20.5 million and $14.9 million, respectively, which was borrowed under the Company's bank credit agreement. In November 1996, the Company entered into a five year agreement whereby it can sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum of $100.0 million. At December 31, 1996, $68.4 million was sold under this agreement and the sale was reflected as a reduction of accounts receivable in the Company's consolidated balance sheet. Other investing activities include capital expenditures of $18.7 million, $13.8 million and $4.5 million in 1996, 1995 and 1994, respectively. The 1996 expenditures were offset by the proceeds of $33.6 million from the disposal of assets including $30.0 million from the sale/leaseback.

DEBT OBLIGATIONS - In November 1996, the Company amended its bank credit agreement which now includes a $30.0 million revolving credit facility, a C$10.0 million revolving credit facility, $135.0 million of term loans, a $30.0 million acquisition loans facility, a $12.0 million letter of credit facility and an C$8.0 million letter of credit facility. As of December 31, 1996, the Company had borrowed $6.6 million (including $5.8 million in letters of credit) under the revolving credit facility of the bank credit agreement and $135.0 million under the term loans. Availability at December 31, 1996 included $36.6 million under the revolving credit facilities and $30.0 million under the acquisition loan facility. Interest rates on the Company's bank debt ranged from 5.25% to 8.75% as of December 31, 1996. The weighted average interest rate on bank debt was 7.6%.

CAPITAL REQUIREMENTS - The Company estimates that, based on current utilization of its existing equipment and expected demand, it will spend $20.0 to $23.0 million per year on capital expenditures, exclusive of acquisitions.

EFFECTS OF INFLATION - The effects of inflation have not been material to the Company. However, due to the competitive nature of its business, it may not always be able to pass on inflationary cost increases in the future. Manufacturing costs may be affected by inflation and the effects of inflation may be experienced by the Company in future periods.

EFFECTS OF FOREIGN CURRENCY - The effects of foreign currency exchange have not been material to the Company to date. The Company recognized a net foreign exchange loss of $0.3 million in 1996 which relates, primarily, to U.S. dollar denominated debt borrowed by the Canadian subsidiary. Term loans with a face value of $65.0 million were borrowed in U.S. dollars and are included in the balance sheet of Supremex. Supremex entered into two foreign currency swap contracts which involve the exchange of floating rate U.S. dollar denominated debt for floating rate Canadian dollar denominated debt at a contracted exchange rate. The swap agreements are intended to minimize the exchange rate risk to the Company.

SEASONALITY AND ENVIRONMENTAL - The effects of seasonality and environmental matters had no material financial impact on the historical operations of the Company and are not expected to have an effect on the Company's liquidity and capital resources.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Mail-Well I Corporation and Subsidiaries
   Independent Auditors' Report..........................................  28
   Consolidated Balance Sheets as of December 31, 1996 and 1995..........  29
   Consolidated Statements of Operations for the Years Ended
   December 31, 1996 and 1995 and for the period from February 24, 1994 through December 31, 1994............................................. 31
   Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1996 and 1995 and for the Period from February 24, 1994 through December 31, 1994............................................. 32
   Consolidated Statements of Changes in Stockholders' Equity for
     the Years Ended December 31, 1996 and 1995 and for the period from
   February 24, 1994 through December 31, 1994...........................  33
   Notes to Consolidated Financial Statements............................  34

INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Stockholders of Mail-Well, Inc.:

We have audited the accompanying consolidated balance sheets of Mail-Well I Corporation and Subsidiaries (''Company,'' see Note 1) as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995 and for the period from February 24, 1994 through December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mail-Well I Corporation and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and for the period from February 24, 1994 through December 31, 1994 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP


Denver, Colorado
February 10, 1997

MAIL-WELL I CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------------------------------

ASSETS                                                                                 DECEMBER 31,
                                                                                      1996      1995
CURRENT ASSETS
   Cash and cash equivalents                                                        $  9,611  $      -
   Receivables (net of allowance for doubtful accounts of $3,002 and $1,965)          40,612    95,550
   Accounts receivable-other                                                           7,743     3,770
   Income tax receivable                                                               3,504         -
   Receivable from parent                                                              1,381     3,933
   Inventories                                                                        68,275    67,598
   Deferred tax asset                                                                  2,309     3,846
   Other current assets                                                                3,341     1,264
                                                                                    --------  --------
            Total current assets                                                     136,776   175,961

PROPERTY, PLANT AND EQUIPMENT                                                        183,302   205,096

DEFERRED FINANCING COSTS (net of accumulated amortization of
     $6,746 and $3,191)                                                                14,497    15,897

GOODWILL (net of accumulated amortization of $5,408 and $2,506)                       128,812   101,026

OTHER ASSETS (net of accumulated amortization of $3,525 and $2,273)                     8,338     3,859
                                                                                     --------  --------

TOTAL                                                                                $471,725  $501,839
                                                                                     ========  ========

                See notes to consolidated financial statements.

MAIL-WELL I CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                         DECEMBER 31,
                                                                         1996           1995
CURRENT LIABILITIES
          Accounts payable                                             $ 44,539       $ 31,783
          Accrued compensation and vacation                              23,312         20,216
          Accrued interest                                                4,455          4,497
          Other current liabilities                                      26,206         17,171
          Current portion of long-term debt and capital leases           14,975         11,523
                                                                       --------       --------
            Total current liabilities                                   113,487         85,190

ACCRUED PENSION                                                           1,284          2,266

CAPITAL LEASES                                                            2,958          3,399

BANK BORROWINGS                                                         121,992        207,482

SENIOR SUBORDINATED NOTES                                                85,000         85,000

DEFERRED INCOME TAXES                                                    23,152         14,853

OTHER LONG-TERM LIABILITIES                                               1,865            588
                                                                        -------        -------
          Total liabilities                                             349,738        398,778
                                                                       --------       --------

COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
          Common stock, $0.01 par value; 1,000 shares authorized and
           outstanding                                                        1              1
          Paid-in capital                                                92,806         91,575
          Retained earnings                                              32,301         15,246
          Unearned ESOP compensation                                     (2,896)        (3,530)
          Cumulative foreign currency translation adjustment               (115)           (20)
          Pension liability adjustment                                     (110)          (211)
                                                                       --------       --------
            Total stockholders' equity                                  121,987        103,061
                                                                       --------       --------

TOTAL                                                                  $471,725       $501,839
                                                                       ========       ========

                See notes to consolidated financial statements.

MAIL-WELL I CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------
                                                                                                   PERIOD FROM
                                                                                                 FEBRUARY 24, 1994
                                                                      YEAR ENDED DECEMBER 31,        THROUGH
                                                                         1996       1995         DECEMBER 31, 1994
NET SALES                                                             $778,524     $596,803           $225,678

COST OF SALES
  Materials                                                            350,425      291,441            101,770
  Labor and other                                                      212,841      165,670             65,668
  Manufacturing                                                         42,308       22,787             10,853
  Depreciation                                                          14,904        9,841              4,058
  Waste recovery                                                        (8,887)     (18,935)            (5,644)
                                                                      --------     --------           --------
   Total cost of sales                                                 611,591      470,804            176,705
                                                                      --------     --------           --------

GROSS PROFIT                                                           166,933      125,999             48,973
                                                                      --------     --------           --------

OTHER OPERATING COSTS
  Selling                                                               55,314      40,444              14,504
  Administrative                                                        44,331      35,040              13,216
  Amortization                                                           4,153       2,838               1,992
  Loss on disposal of assets                                             2,145           -                 689
                                                                      --------     --------           --------
   Total other operating costs                                         105,943      78,322              30,401
                                                                      --------     -------            --------

OPERATING INCOME                                                        60,990      47,677              18,572

OTHER (INCOME) EXPENSE
  Interest expense-debt                                                 26,936      25,393              11,396
  Interest expense-amortization of deferred financing costs              3,556       2,238                 953
  Discount on sale of accounts receivable                                  726           -                   -
  Other (income) expense                                                   455         668                (228)
                                                                       --------    -------            --------
INCOME BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                                                     29,317      19,378               6,451

PROVISION FOR INCOME TAXES
  Current                                                                3,270       5,996                 446
  Deferred                                                               8,992       1,766               2,375
                                                                      --------     -------            --------

NET INCOME                                                             $17,055     $11,616              $3,630
                                                                       =======     =======              ======

                See notes to consolidated financial statements.

MAIL-WELL I CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------
                                                                                                      PERIOD FROM
                                                                                                   FEBRUARY 24, 1994
                                                                           YEAR ENDED DECEMBER 31,     THROUGH
                                                                            1996        1995        DECEMBER 31, 1994
CASH FLOWS FROM OPERATIONS
   Net income                                                             $  17,055     $  11,616        $   3,630
   Adjustments to reconcile net income to cash provided by
    operations:
    Depreciation                                                             14,904         9,841            4,058
    Amortization                                                              7,709         5,076            2,945
    Deferred tax provision                                                    8,992         1,766            2,375
    ESOP compensation expense                                                 1,973         1,612              752
    Loss on disposal of assets                                                2,145             -              689
    Other                                                                       393           208              284
    Changes in operating assets and liabilities, net of effects of acquired businesses:
     Receivables                                                             75,985        (2,592)         (10,968)
     Inventories                                                             22,049         5,578           (3,269)
     Accounts payable                                                        (1,236)       (5,944)           4,723
     Accrued interest                                                          (304)          722            3,522
     Current income taxes                                                       997         1,472                -
     Other working capital                                                    1,117         3,031            5,734
     Other assets and other long-term liabilities                           (10,323)        1,908              (35)
                                                                          ---------     ---------        ---------
       Net cash provided by operating activities                            141,456        34,294           14,440
                                                                          ---------     ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisitions, net of cash acquired                                    (63,179)      (79,613)        (253,061)
      Capital expenditures                                                  (18,742)      (13,766)          (4,474)
      Proceeds from sale of property, plant and equipment                    33,594         2,440                -
      Purchase of marketable securities                                           -       (62,750)               -
      Sale of marketable securities                                             250        62,500                -
                                                                          ---------     ---------        ---------
          Net cash used in investing activities                             (48,077)      (91,189)        (257,535)
                                                                          ---------     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Cash overdrafts                                                         2,477         4,798              423
      Capital contribution by parent                                              0        46,161           34,682
      Proceeds from long-term debt                                          319,486       236,269          302,164
      Repayments of long-term debt and capital leases                      (403,649)     (224,768)         (81,745)
      Debt issuance costs                                                    (1,800)       (5,571)         (12,436)
                                                                          ---------     ---------        ---------
          Net cash provided by (used in) financing activities               (83,486)       56,889          243,088
                                                                          ---------     ---------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (282)            6                -
                                                                          ---------     ---------        ---------

INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                                                    9,611             0               (7)
BALANCE AT BEGINNING OF PERIOD                                                    0             0                7
                                                                          ---------     ---------        ---------

BALANCE AT END OF PERIOD                                                  $   9,611     $       0        $       0
                                                                          =========     =========        =========

Supplemental disclosure of cash paid for:
          Interest                                                        $  25,144     $  24,177        $   7,445
          Income taxes                                                        5,831         6,479            2,912

Stock issued for debt and equity issuance costs                                   0           430            1,254

                See notes to consolidated financial statements.

MAIL-WELL I CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996 AND 1995 AND THE PERIOD FROM
FEBRUARY 24, 1994 TO DECEMBER 31, 1994
(DOLLARS IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------

                                                                                     UNEARNED                 TOTAL
                                                   COMMON     PAID-IN   RETAINED       ESOP                 STOCKHOLDERS'
                                                   STOCK      CAPITAL   EARNINGS   COMPENSATION    OTHER       EQUITY
Issuance of common stock                           $    1                                                      $     1
Capital contributions by parent                               $37,960                                           37,960
Net income                                                               $ 3,630                                 3,630
                                                   -------   --------    -------        -------   -------      -------

Balance at December 31, 1994                             1     37,960      3,630                                41,591

Capital contributions by parent                                47,761                                           47,761
Transfer of ESOP accounts                                       5,209                   $(3,674)                 1,535
Change in unearned ESOP                                           645                       144                    789
Translation adjustments                                                                               (20)         (20)
Pension liability adjustment                                                                         (211)        (211)
Net income                                                                11,616                                11,616
                                                   -------   --------    -------        -------   -------      -------

Balance at December 31, 1995                             1     91,575     15,246        (3,530)      (231)     103,061

Change in unearned ESOP                                         1,231                      634                   1,865
Translation adjustments                                                                               (95)         (95)
Pension liability adjustment                                                                          101          101
Net income                                                                17,055                                17,055
                                                   -------   --------    -------        -------   -------      -------

Balance at December 31, 1996                        $    1    $92,806    $32,301        $(2,896)    $(225)    $121,987
                                                   =======   ========    =======        =======   =======      =======

                See notes to consolidated financial statements.

MAIL-WELL I CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - Mail-Well, Inc., headquartered in Englewood, Colorado, is organized under Delaware law and its common stock is traded on the New York Stock Exchange. Mail-Well I Corporation, a wholly-owned subsidiary of Mail-Well, Inc. (the "Parent") conducts most of the business of Mail-Well, Inc. Mail-Well I Corporation, together with its subsidiaries, is the owner of the operating assets and the borrower of debt. These financial statements include the accounts of Mail-Well I Corporation and its subsidiaries (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated.

     NATURE OF OPERATIONS - The Company is one of the largest printers in North America, manufacturing both envelopes and high impact color commercial work. Within envelope printing, the Company competes in the consumer direct segment in which envelopes are designed and manufactured to customer specifications. In addition, the Company manufactures envelopes sold into the office products market. The Company is also a leading high impact commercial printer specializing in printing advertising literature, high-end catalogs, annual reports, calendars and computer instruction books and is recognized as an innovative provider of quality printed products to leading companies in the United States. The Company commenced operations on February 24, 1994 with the acquisition of the envelope businesses of Georgia-Pacific Corporation ("GP Envelope") and Pavey Envelope and Tag Corp. ("Pavey").

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents includes cash on hand, demand deposits, and short-term investments with original maturities of three months or less. The Company's domestic banking system provides for the daily replenishment of major bank accounts for check clearing requirements. Accordingly, outstanding checks that had not yet been paid by the banks at year end are reflected in accounts payable in the consolidated balance sheets.

     INVENTORIES - Inventories are generally valued at the lower of first-in, first-out (''FIFO'') cost or market and include the cost of materials, labor and manufacturing overhead.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are recorded at cost. Replacements of major units of property are capitalized and the replaced properties are retired. Replacements of minor units of property and repair and maintenance costs are charged to expense as incurred.

     Depreciation for financial reporting purposes is calculated using the straight-line method based on the estimated useful lives of the respective assets, as follows:
          Land improvements                        25 years
          Buildings and building improvements   15-45 years
          Leasehold improvements                   15 years
          Machinery and equipment                  15 years
          Furniture and fixtures                 3-10 years
          Automobiles and trucks                    5 years
          Computers and software                  3-5 years

      Depreciation for tax purposes is calculated using accelerated methods. Upon retirement or disposition of assets, cost and accumulated depreciation are removed from the related accounts and any gain or loss is included in income.

      INTANGIBLE ASSETS - In connection with the issuance of both bank debt and public debt as well as in connection with acquisitions, the Company recorded certain intangible assets. The following schedule summarizes the amortization periods and amortization expense recorded in connection with the intangible assets (in thousands):

                              USEFUL
                               LIFE       1996     1995    1994

  Amortization of Deferred
   Financing Costs             5-6 years   $3,556   $2,238  $  954
  Amortization of Goodwill      40 years    2,900    1,586     920
  Amortization of Non-
   Competition Agreement         3 years    1,000    1,000     833
  Amortization of Covenant
   Not to Compete                5 years      120      120     100
  Amortization of Acquisition
   Costs                      5-21 years      133      132     138
                                           ------   ------  ------
  Total                                    $7,709   $5,076  $2,945
                                           ======   ======  ======

   IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the
   carrying amount of an asset may not be recoverable.   Recoverability is based
   on future net cash flows from the use of the asset. The Company recorded no adjustment for impairment of long-lived assets in 1995. In 1996, the Company wrote off certain assets with a net book value of $1,014,000 which is included in the consolidated statements of operations in the loss on disposal of assets.

   FOREIGN CURRENCY TRANSLATION - The financial statements include the results of Canadian operations which are translated from Canadian dollars, their functional currency, into U.S. dollars. The balance sheet is translated at the year end rate of exchange. Results of operations are translated at average rates prevailing during the year. The effects of translation at the balance sheet date are accumulated as the cumulative foreign currency translation adjustment in stockholders' equity.

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

   RECLASSIFICATION - Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform to 1996 presentation.

2. ACQUISITIONS

   In December 1994, the Company acquired substantially all of the assets of American Envelope Company ("American"), a manufacturer of envelopes and a wholly-owned subsidiary of CC Industries. In July 1995, the Company acquired all of the outstanding shares of common stock of Supremex Inc. ("Supremex"), a Canadian manufacturer of envelopes. In August 1995, the Company acquired all of the outstanding shares of common stock of Graphic Arts Centers, Inc. ("GAC"), one of the leading high impact commercial printers in the United States. In April 1996, the Company acquired substantially all of the assets of Quality Park Products, Inc. ("QPP"), a printer and manufacturer of envelopes. In November 1996, the Company acquired substantially all of the Canadian assets of Pac National Group ("PNG"), a Canadian envelope
   manufacturer based in Ontario.   In December 1996, the Company acquired all
   of the outstanding shares of Shepard Poorman Communications Corporation ("SP"), a high impact color printer located in Indianapolis, Indiana.

     The purchase prices for PNG and SP are preliminary and adjustments may be recorded in 1997. These acquisitions were accounted for as purchases and, accordingly, the net purchase price of each acquisition was allocated to the various assets and liabilities according to their fair values as of the date of the respective purchase. The presentation below summarizes the purchase price including all adjustments made through December 31, 1996. The results of operations of each of the acquisitions have been included in the accompanying consolidated statements of operations from the date of the acquisition.


                                     Cash    Debt    Total Purchase  Goodwill
                                     Paid   Assumed      Price       Recorded
      (in millions)
      Predecessor Companies:
          G-P Envelope              $155.1     $0.0      $155.1        $44.7
          Pavey                        4.4      0.0         4.4          0.6

      1994 Acquisition:
          American                    97.4      0.0        97.4          0.0

      1995 Acquisitions:
          Supremex                    65.5      0.0        65.5         33.6
          GAC                         82.6      0.0        82.6         37.6

      1996 Acquisitions:
          QPP                         27.6      0.7        28.3          3.4
          PNG                         20.2      0.0        20.2          6.4
          SP                          18.9      0.8        19.7          7.9

     The following table presents the unaudited pro forma results of operations as if the GP Envelope, Pavey, American, Supremex and GAC acquisitions and the initial public offering had occurred on January 1, 1994 and as if the QPP acquisition had occurred on January 1, 1995. Due to the immateriality of the PNG and SP acquisitions, their operations have not been included in the pro forma financial information. The summary pro forma results are based on assumptions and are not necessarily indicative of the actual results which would have occurred had these acquisitions occurred on January 1 of the year preceding the acquisition date, or of the future results of operations of the Company.

                                              YEAR ENDED
                                              DECEMBER 31,
                                       1996      1995    1994
                                            (IN MILLIONS,
                                           EXCEPT PER SHARE)

          Net sales                   $801.8    $846.1  $653.5
          Net income                    18.0      16.9    10.7

     The following table presents the unaudited pro forma results of operations including the assumptions used in the previous table and also including the effect of the amended bank borrowings (see note 4) as if the amendment had occurred on January 1, 1994 which would have had a significant effect on the presentation of the financial statements. The summary pro forma results are based on assumptions and are not necessarily indicative of the actual results which would have occurred had these acquisitions and transactions occurred on January 1 of the year preceding the acquisition date or of the future results of operations of the Company.

                                                        YEAR ENDED
                                                        DECEMBER 31,
                                             1996          1995       1994
                                                       (IN MILLIONS,
                                                      EXCEPT PER SHARE)

    Net sales                               $801.8        $846.1     $653.5
    Net income                                18.5          17.6       11.2

3.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS)

                                                          DECEMBER 31,
                                                      1996          1995
    INVENTORIES:
      Raw materials                                $ 25,953      $ 28,344
      Work in process                                 7,549        11,544
      Finished goods                                 37,385        29,851
                                                   --------      --------
                                                     70,887        69,739
      Reserve for obsolescence, loss and other       (2,612)       (2,141)
                                                   --------      --------

    Total                                          $ 68,275      $ 67,598
                                                   ========      ========

                                                          DECEMBER 31,
                                                     1996           1995

    PROPERTY, PLANT AND EQUIPMENT:
      Land and land improvements                   $ 11,429      $ 10,357
      Buildings and building improvements            45,385        46,860
      Leasehold improvements                          3,627         2,177
      Machinery and equipment                       127,612       143,843
      Furniture and fixtures                          3,066         3,574
      Automobiles and trucks                            556           468
      Computers and software                          7,457         6,987
      Construction in progress                        6,576         4,503
                                                   --------       --------
                                                    205,708       218,769
      Less accumulated depreciation                 (22,406)      (13,673)
                                                   --------      --------

    Total                                          $183,302      $205,096
                                                   ========      ========

4.  LONG-TERM DEBT

    Long term debt consists of the following (in thousands):

                                    INTEREST RATE AT            DECEMBER 31,
                                    DECEMBER 31, 1996      1996          1995
Bank Borrowings:
  Revolving Credit Facility, due
   March 31, 2003
     Mail-Well I Corporation                             $     -      $  52,000
     Supremex                             5.25%              768          6,159
  Term Loans, due in quarterly
   installments through
   March 31, 2003
     Mail-Well I Corporation             7.375%           70,000        113,684
     Supremex                        7.375% - 8.75%       65,000         46,544
  Acquisition Loans Facility, due
   in quarterly installments through
   March 31, 2003
     Mail-Well I Corporation                                   -              -

 Senior Subordinated Notes, due 2004     10.5%            85,000         85,000

 Other                                                       651              -
                                                         -------       --------
                                                         221,419        303,387
 Less current maturities                                 (14,427)       (10,905)
                                                         -------       --------
 Long term debt                                       $  206,992       $292,482
                                                      ==========       ========

    In November 1996, Mail-Well I Corporation amended its bank credit agreement which now includes a $30.0 million revolving credit facility, $70.0 million of term loans, a $30.0 million acquisition loans facility and a $12.0 million letter of credit facility. Mail-Well I Corporation's obligations under the bank credit agreement are secured by substantially all of the assets of the domestic subsidiaries of the Company and by 66% of the common stock of Supremex. In November 1996, Supremex modified its bank credit agreement which now includes a C$10.0 million revolving credit facility, $65.0 million of term loans and a C$8.0 million letter of credit facility. Supremex's obligations under the bank credit agreement are secured by substantially all of the assets of the Company.

    Borrowings under the Mail-Well I Corporation bank credit agreement bear interest at the bank's prime rate plus 0.5% per annum or at LIBOR plus 2.0% per annum, as elected by the Company. Supremex borrowings under its bank credit agreement bear interest at the bank's Canadian prime rate plus 0.5% per annum or at the Canadian Banker's Acceptance discount rate plus 2.0% per annum, as elected by Supremex. Outstanding letters of credit were $5.8 million at December 31, 1996.

    Both of the bank credit agreements and the indenture to the Senior Subordinated Notes contain certain restrictive covenants that, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness, prepay subordinated debt, transfer assets outside of the Company, pay dividends or repurchase shares of common stock. In addition to these restrictions, the Company is required to satisfy certain financial covenants and tests and to limit capital expenditures to amounts specified by the bank credit agreements. The bank credit agreements also include mandatory prepayment provisions in the event that the Company or Supremex realizes excess cash flow, as defined in the agreements.

    Interest rate cap agreements are used to reduce the potential impact of increases in the rates on floating-rate long-term debt. At December 31, 1996 and 1995, the Company was party to two interest rate cap agreements. Agreements for a notional value of $20.0 million provide an effective LIBOR interest rate cap of 8.5% and expire May 16, 1997; agreements for a notional value of $35.0 million provide an effective LIBOR interest rate cap of 9.0% and expire March 31, 1997. The agreements entitle the Company to receive from counterparties the amounts, if any, by which the Company's interest payments exceed the interest rate caps.

   The Company entered into foreign currency swap contracts with a third party to offset exposure to Canadian exchange rate fluctuations on its U.S. dollar denominated term loans. The foreign currency swap contracts provide that Supremex pay to the third party principal payments denominated in fixed rate Canadian dollars and interest at the Bankers Acceptance rate. The third party will pay the principal payments on the U.S. dollar denominated term loans in U.S. dollars and interest at LIBOR. At December 31, 1996, $45.0 million of the Supremex term loans were hedged by a foreign currency swap contract. In January 1997, the remaining $20.0 million of Supremex term loans were hedged by a foreign currency swap contract.

   The interest rate cap agreements and foreign currency swap contracts hedge transactions and balances for periods consistent with committed exposures and do not constitute investments independent of these exposures. The Company does not hold or issue financial instruments for trading purposes. The interest rate differential on foreign currency swap contracts used to hedge underlying debt obligations is reflected as an adjustment to interest expense over the life of the swaps.

   In 1995, the Company repurchased all outstanding Deferred Coupon Notes at a total cost of $19,712,000. The Deferred Coupon Notes had a yield to maturity of 12.89% and were due February 15, 2006. In connection with this debt extinguishment the Company recognized an extraordinary loss of $2,412,000, net of taxes of $1,608,000.

   The aggregate annual maturities for all long-term debt during the fiscal years subsequent to December 31, 1996 are (in thousands):

                      1997                   $ 14,427
                      1998                     17,144
                      1999                     18,037
                      2000                     18,022
                      2001                     18,012
                      2002 and thereafter     135,777
                                             --------

                                             $221,419
                                             ========
5. COMMITMENTS AND CONTINGENCIES

   In November 1996, the Company entered into a five year agreement whereby it can sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum of $100.0 million. At December 31, 1996, $68.4 million has been sold under this agreement and the sale has been reflected as a reduction of accounts receivable in the Company's consolidated balance sheet. The receivables are sold at a discount of 0.60% above the prevailing commercial paper rate plus certain other fees. The discount expense of $0.7 million on the receivables sold has been recorded in the Company's statement of operations for the year ended December 31, 1996.

   In 1996, the Company refinanced certain equipment under a sale/leaseback arrangement. The equipment was sold for $30.0 million. The transaction was accounted for as a sale whereby the property was removed from the Company's financial statements. The equipment was then leased by the Company and is being accounted for as an operating lease where the lease payments are based upon LIBOR plus 2.0%. The total rent expense recorded in 1996 was $0.4 million. At the end of the lease term, the Company has the option to repurchase the equipment at the fair market value at that date or to pay to the purchaser $25.0 million. The Company records an additional rent expense that will accrue to a total which will equal the estimated fair market value of the equipment at the end of the lease term.

   The Company leases various office, warehouse and manufacturing facilities under operating leases. Minimum annual lease commitments at December 31, 1996 were as follows (in thousands):

                     1997                   $ 8,532
                     1998                     7,996
                     1999                     7,074
                     2000                     6,520
                     2001                     5,521
                     2002 and thereafter     11,697
                                            -------

                     Total                  $47,340
                                            =======

   Lease expense for the years ended December 31, 1996 and 1995 and for the period February 24, 1994 through December 31, 1994 was $6,531,000, $4,808,000 and $1,267,000, respectively.

   Property, plant and equipment under capital lease totals $3,584,000 at December 31, 1996. Related accumulated depreciation at December 31, 1996 is $966,000. Capital lease obligations as of December 31, 1996 are as follows (in thousands):

           Capital lease obligations              $5,814
           Less:  interest                         2,308
                                                  ------
           Total principal obligations             3,506
           Less:  current maturities                 548
                                                  ------

           Long-term capital lease obligations    $2,958
                                                  ======

   Total capital lease obligations during the fiscal years subsequent to December 31, 1996 are as follows (in thousands):

                     1997                   $  843
                     1998                      515
                     1999                      353
                     2000                      389
                     2001                      387
                     2002 and thereafter     3,327
                                            ------

                     Total                  $5,814
                                            ======

   The Company is involved in various lawsuits incidental to its businesses. In management's opinion, an adverse determination against the Company relating to these suits would not be material to the consolidated financial statements. In the case of administrative proceedings related to environmental matters involving governmental authorities, management does not believe that any imposition of monetary sanctions would be material.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following is a comparison of the fair value and carrying value at December 31, 1996 and 1995 of the Company's financial instruments (in thousands):

                                                1996               1995
                                           FAIR   CARRYING    FAIR    CARRYING
                                           VALUE   VALUE      VALUE     VALUE
   Financial assets
     Cash and cash equivalents          $  9,611  $  9,611  $      -  $      -
     Receivables (trade)                  40,612    40,612    95,550    95,550
     Foreign currency swap contracts         161       161         -         -
   Financial liabilities
     Revolving credit loans                  768       768    58,159    58,159
     Term loans                          135,000   135,000   160,228   160,228
     Capital leases                        3,506     3,506     4,017     4,017
     Senior subordinated notes            84,575    85,000    82,025    85,000
     Interest rate cap agreements              0         0         0         0


   CASH AND CASH EQUIVALENTS AND RECEIVABLES - The carrying value of cash and cash equivalents and receivables approximates fair value due to the short term maturities of these investments.

   LONG-TERM DEBT - The fair value of the Company's long term debt to banks is based on quoted interest rates for borrowings of similar quality and terms. The fair value of the senior subordinated notes is based upon quoted market prices. The fair value of capital leases is based on lease arrangements with similar terms.

   INTEREST RATE CAP AGREEMENTS AND FOREIGN CURRENCY SWAP CONTRACTS - Fair values reflect the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts.

   CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and geographic areas. As of December 31, 1996, the Company had no significant concentrations of credit risk as the largest customer's receivable balance was less than 5.1% of total receivables.

7. INCOME TAXES

   Taxes are based on income before income taxes and extraordinary item as follows (in thousands):

                                             1996       1995       1994
   Domestic                                 $20,853    $14,412     $ 4,914
   Foreign                                    8,337      3,180           -
                                            -------    -------     -------
                                            $29,190    $17,592     $ 4,914
                                           ========    =======     =======
   The provision (benefit) for income taxes consists of the following (in thousands): 1996 1995 1994

                                              1996       1995       1994
   Current:
   Federal                                 $ 1,132    $ 4,158     $   291
   Foreign                                   2,138      1,563           -
   State                                         0        286         124
                                           -------    -------     -------
                                            $3,270    $ 6,007     $   415
                                           =======    =======     =======
   Deferred:
   Federal                                 $ 6,633    $   848     $ 1,411
   Foreign                                   1,475       (207)          -
   State                                       885        571         345
                                           -------    -------     -------
                                           $ 8,993    $ 1,212     $ 1,756
                                           =======    =======     =======

  Components of the Company's deferred tax liabilities and assets at December 31 are as follows (in thousands):

                                                        1996        1995
    Deferred tax assets:
     Alternative minimum tax credit carryforwards     $ 5,633     $ 4,074
     Net operating loss carryforwards                   4,377       2,996
     Compensation related accruals                         84       2,875
     Intangibles                                        3,501       2,769
     Miscellaneous accruals and reserves                3,458       1,446
     Accounts receivable and inventories                1,370       1,336
     Land basis differences                               625         632
     Pension liability adjustment                          79         132
     Valuation allowance                               (1,038)       (527)
                                                      -------     -------

    Total deferred tax assets                          18,089      15,733
                                                      -------     -------

    Deferred tax liabilities:
     Property, plant and equipment                     33,783      25,142
     Deferred financing costs                           1,542           0
     Intangibles                                        3,022       1,388
     Prepaids and inventories                             586         210
                                                      -------     -------

    Total deferred tax liabilities                     38,933      26,740
                                                      -------     -------

    Deferred tax liability, net                       $20,844     $11,007
                                                      =======     =======

   The change in the valuation allowance from the prior year is due to an AMT carryforward purchased from SP for which the Company has recorded a valuation allowance.

   The difference between the statutory federal income tax rate and the Company's effective income tax rate for the years ended December 31, 1996 and 1995 and the period ended December 31, 1994 is summarized as follows:

                                                      1996   1995   1994
          Statutory federal income tax rate           34.0%  34.0%  34.0%
          State income tax, net of federal benefit     3.8    5.0    8.3
          Goodwill amortization                        2.1    0.7    0.0
          Employee stock ownership plan                1.6    2.1    0.0
          Other                                        0.3   (1.7)   1.4
                                                      ----   ----   ----

          Effective income tax rate                   41.8%  40.1%  43.7%
                                                      ====   ====   ====

   At December 31, 1996, the following net federal operating loss and tax credit carryforwards are available. The Company is limited in the amounts of net operating loss carryforwards which may be used in any one year.

                                       OPERATING  EXPIRATION    TAX
                                        LOSSES      DATES     CREDITS

               Consolidated Company      $ 4,326   2009-2011   $3,764
               Acquired from Pavey           571        2008      155
               Acquired from GAC           6,698   2004-2008    1,203
               Acquired from SP                -                  511
                                         -------               ------
               Total                     $11,595               $5,633
                                         =======               ======

8. BENEFIT PLANS

   U.S. PENSION PLANS - The Company sponsors three noncontributory defined benefit pension plans under collective bargaining agreements with unions representing certain employees in the U.S. The Company also has obligations under a noncontributory defined benefit plan, which was curtailed in 1994. The continuing plans provide for benefits based on either a percentage of pay or a dollar multiplier, and years of credited service. Pension costs are funded so as to meet minimum funding requirements under the Employee Retirement Income Security Act of 1974. Pension assets are invested primarily in bank common trust funds.

   Accumulated plan benefits for all plans exceed plan assets. The following table summarizes the funded status of the plans and the related amounts that are recognized in the consolidated balance sheets at December 31 (in thousands):

                                                         1996         1995
   Actuarial present value of benefit obligations:
    Vested benefit obligation                           $ 4,306      $ 3,868
    Nonvested benefit obligation                            617          638
                                                        -------      -------

    Accumulated benefit obligation                        4,923        4,506

   Effect of projected future compensation levels           267          375
                                                        -------      -------

   Projected benefit obligation for services
   rendered to date                                       5,190        4,881
    Less plan assets at fair value                        4,382        2,625
                                                        -------       ------

   Projected benefit obligation in excess of
   plan assets                                              808        2,256
   Unrecognized prior service costs                        (161)        (174)
   Unrecognized net gain (loss)                               3         (727)
   Additional minimum liability                             222          517
                                                         -------      ------

   Accrued pension cost                                  $  872       $1,872
                                                         =======      ======

   The provisions of SFAS No. 87, "Employers' Accounting for Pensions," require the recognition of an additional minimum liability for each defined benefit plan for which the accumulated benefit obligation exceeds plan assets. This amount has been recorded as a long-term liability with an offsetting intangible asset. Because the asset recognized may not exceed the amount of unrecognized prior service cost and transition obligation on an individual plan basis, the balance, net of tax benefits, is reported as a separate reduction of stockholders' equity at December 31, 1996 and 1995, as follows (in thousands):

                                                         1996         1995
   Minimum liability adjustment                         $   222      $   517
   Intangible asset                                          33          174
                                                        -------      -------
                                                            189          343
   Tax benefit                                               79          132
                                                        -------      -------

   Pension liability adjustment to stockholders' equity  $  110      $   211
                                                        =======      =======

   Net pension expense for the plans included the following components (in thousands):

                                                      1996      1995      1994

    Service cost                                     $ 792     $ 700    $ 308
    Interest cost on projected benefit obligation      312       281      209
    Actual return on plan assets                      (557)     (426)     (54)
    Net amortization and deferral                      359       305     (208)
                                                     -----     -----    -----
    Net periodic pension cost                        $ 906     $ 860    $ 255
                                                     =====     =====    =====

   The significant assumptions used as of December 31 in computing the net pension expense and funded status information shown above are as follows:

                                                         1996   1995   1994

          Weighted average discount rate                  7.0%   7.0%   8.5%
          Expected long term rate of return on assets     8.5%   8.5%   8.5%
          Rate of compensation increase                   4.0%   4.0%   4.0%

   Certain other U.S. employees covered by union agreements are included in multi-employer pension plans to which the Company makes contributions in accordance with the contractual union agreements. Such contributions are made on a monthly basis in accordance with the requirements of the plans and the actuarial computations and assumptions of the administrators of the plans. Contributions to such multi-employer plans were $721,000, $151,000 and $0 for 1996, 1995 and 1994, respectively. Benefits and net asset data for these multi-employer pension plans for union employees are not available.

   CANADIAN PENSION PLANS - Supremex maintains five defined benefit pension plans covering certain salaried and hourly employees who have bargained for such benefits. Supremex's policy is to contribute annually at least the minimum amount required by law. Pension funds are invested primarily in mutual funds. The actuarial present value of accumulated benefits related to Supremex's plans at December 31, 1996 and 1995 was $34,193,000 and $12,632,000, respectively, compared with net assets available for benefits of $25,660,000 and $13,952,000 at December 31, 1996 and 1995, respectively.
   Included in the consolidated balance sheets at December 31, 1996 and 1995 are pension liabilities for the Supremex plans of $412,000 and $394,000, respectively.

   Net pension expense for the Supremex defined benefit pension plans included the following components (in thousands):

                                                      1996     1995

   Service cost                                     $   321   $ 141
   Interest cost on projected benefit obligation        867     334
   Actual return on plan assets                      (1,014)   (377)
   Net amortization and deferral                        (93)     (7)
                                                    -------   -----

   Net periodic pension cost                        $    81   $  91
                                                    =======   =====

   The significant assumptions used as of December 31, 1996 and 1995 in computing net periodic pension expense and funded status information shown above are as follows:

                                                  1996   1995

   Weighted average discount rate                  8.5%   8.5%
   Expected long term rate of return on assets     8.5%   8.5%
   Rate of compensation increase                   5.0%   5.0%

   EMPLOYEE STOCK OWNERSHIP PLAN - In 1994, the Company established an ESOP for certain U.S. employees. The ESOP borrowed monies from the Company to purchase 1,298,848 shares of Company common stock. These shares are held in trust and are issued to employees' accounts in the ESOP as the loan is repaid. The loan obligation of the ESOP is considered unearned employee benefit expense and, as such, is recorded as a reduction of the Company's stockholders' equity. The Company's contributions to the ESOP are used to repay the loan principal and interest. Both the loan obligation and the unearned benefit expense are reduced by the amount of loan principal repayments made by the ESOP. Amounts charged to expense are based on the average market value of shares allocated to participants and were $1,973,000 and $1,612,000 for the years ended December 31, 1996 and 1995 and $752,000 for the period from February 24, 1994 through December 31, 1994.

   At December 31, 1996 and 1995 the ESOP held the following shares of common stock:

                                                               1996       1995
    Shares allocated to participant accounts                  412,116    194,708
    Shares committed to be allocated to participant
     accounts in connection with current year contribution    185,823    217,408

    Unallocated shares held for future years contributions    700,909    886,732
                                                            ---------  ---------

    Total                                                   1,298,848  1,298,848
                                                            =========  =========

   The fair market value of the unallocated shares of common stock held for future contributions was $11,477,000 and $10,565,000 at December 31, 1996 and 1995, respectively.

   401(K) PLANS - The Company has three employee savings plans which are designed to qualify under Section 401(k) of the Internal Revenue Code. All U.S. salaried and non-union hourly employees who meet the eligibility requirements are covered under one of these plans. In addition, U.S. employees covered by union agreements where these benefits have been collectively bargained are also covered by one of these plans. Each of the plans allows eligible employees to make salary reduction contributions. The provisions of certain plans include mandatory or discretionary contributions by the Company. Amounts charged to expense in connection with Company contributions were $1,620,000 and $1,656,000 for the years ended December 31, 1996 and 1995, respectively, and $694,000 for the period from February 24, 1994 through December 31, 1994.

   PROFIT DISTRIBUTION PLAN - The Company has established a Profit
   Distribution Plan covering full time employees and executive officers of certain subsidiaries. The Profit Distribution Plan is administered by the Compensation Committee of the Board of Directors. Amounts paid under the Profit Distribution Plan are based on the Company's financial performance. Distributions under the Profit Distribution Plan of $1,268,000 and $1,312,000 were expensed for the years ended December 31, 1996 and 1995, respectively, and $500,000 was expensed for the period from February 24, 1994 through December 31, 1994.

9. SEGMENT INFORMATION (IN THOUSANDS)

   The Company's operations by business segment and geographic area were as follows:

                              CANADA               UNITED STATES
                             --------   --------------------------------------------
                             ENVELOPE   ENVELOPE   HIGH IMPACT
                             PRINTING   PRINTING    PRINTING    CORPORATE    TOTAL
                             --------  ----------  -----------  ----------  --------
     Net sales:
       1996                  $ 86,928    $551,225    $140,371               $778,524
       1995                    38,759     510,660      47,384                596,803
       1994                               225,678                            225,678

     Operating income:
       1996                    13,784      52,376       6,010    $(11,180)    60,990
       1995                     5,797      50,995         993     (10,108)    47,677
       1994                                24,408                  (5,836)    18,572

     Identifiable assets:
       1996                   100,687     245,312     118,368       6,579    470,946
       1995                    79,501     306,187     112,407       2,341    500,436
       1994                               305,091                   2,598    307,689

     Depreciation and
      amortization:
       1996                     2,527       6,076       4,792       5,662     19,057
       1995                     1,031       9,975       1,395         278     12,679
       1994                                 5,988                      62      6,050

     Capital expenditures:
       1996                     1,711      11,431       5,600      18,742
       1995                       426      11,969         521         850     13,766
       1994                                 4,307                     167      4,474

     The corporate column includes expenses not allocated to the other segments. The 1996 amounts include corporate office administrative expenses of $7,027,000 and amortization of intangibles of $4,153,000.

10. SUMMARY QUARTERLY FINANCIAL INFORMATION (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                QUARTERS ENDED

    1996                  12/31/96         9/30/96      6/30/96   3/31/96
    Net sales            $ 199,202        $200,487     $185,110  $193,725
    Gross profit            45,922          43,934       39,382    37,695
    Net income               5,601           5,075        3,665     2,714

                                                QUARTERS ENDED
    1995                  12/31/95         9/30/95      6/30/95   3/31/95

    Net sales            $ 182,129        $160,836     $129,439  $124,399
    Gross profit            37,996          30,815       28,328    28,860
    Net income               4,504           1,635        2,677     2,800

                                                                PERIOD FROM
                                QUARTERS ENDED                  2/24/94 TO
    1994                  12/31/94         9/30/94      6/30/94   3/31/94

    Net sales            $  71,428        $ 62,356     $ 66,076  $ 25,818
    Gross profit            14,679          14,255       14,117     5,922
    Net income               1,596             388          735       911


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

Included in Part II, Item 8 of the Report:
                                                                                    Page
                                                                                   -----
       Mail-Well, I Corporation and Subsidiaries
          Independent Auditors' Report..........................................   28
          Consolidated Balance Sheets as of December 31, 1996 and 1995..........   29
          Consolidated Statements of Operations for the Years Ended
          December 31, 1996 and 1995 and for the period from February 24, 1994
          through December 31, 1994.............................................   31
          Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1996 and 1995 and for the Period from February 24, 1994
          through December 31, 1994.............................................   32
          Consolidated Statements of Changes in Stockholders' Equity for
          the Years Ended December 31, 1996 and 1995 and for the period from
          February 24, 1994 through December 31, 1994...........................   33
          Notes to Consolidated Financial Statements............................   34

(A)(2) FINANCIAL STATEMENT SCHEDULE

Included in Part IV of the Report:
                                                                                  Page

     Schedule II  Valuation and qualifying accounts for the years ended
                  December 31, 1996 and 1995 and  for the period February 24,
                  1994 through December 31, 1994................................   55

(A)(3)    EXHIBITS

Exhibit
Number                   Description of Exhibit
------                   ----------------------

3.1 Certificate of Incorporation of the Company, as amended - incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
3.2 Certificate of Amendment of Certificate of Incorporation of the Company dated December 8, 1994 - incorporated by reference from
          Exhibit 3.1 of the Company's Registration Statement on Form S-1 dated May 9, 1995.
3.3 Certificate of Amendment of Certificate of Incorporation of the Company - incorporated by reference from Exhibit 3.3 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
3.4 Bylaws of the Company - incorporated by reference from Exhibit 3.4 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
4.1 Form of Certificate representing the Common Stock, par value $0.01 per share, of the Company - incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
4.2 Indenture dated February 24, 1994 by and between the Company and Shawmut Bank, National Association, as Trustee, with respect to the $39,500,000 in aggregate principal amount of Original Senior Deferred Coupon Notes and Exchange Senior Deferred Coupon Notes due 2006, including the form of Deferred Coupon Note - incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
4.3 Indenture dated as of February 24, 1994 by and between M-W Corp. and Shawmut Bank, National Association, as Trustee, with respect to the 10-1/2% Original Senior Subordinated Notes and the 10-1/2% Exchange Senior Subordinated Notes due 2004, including the form of Note and the guarantees of the Company, Wisco and Pavey - incorporated by reference from Exhibit 4.3 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
4.3.1 Supplemental Indenture dated July 31, 1995 to the Indenture identified in Exhibit 4.3 - incorporated by reference from Exhibit 4.4.1 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
4.3.2     Form of Second Supplemental Indenture to the Indenture identified in
          Exhibit 4.3 -incorporated by reference from Exhibit 4.4.2 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
4.4 Form of Stockholders Agreement among the Company and certain holders of the Common Stock effective as of February 24, 1994 and Amendment No. 1 thereto - incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
4.5 Form of Employee Stockholders Agreement among the Company and certain employee holders of the Common Stock effective as of February 24, 1994
          - incorporated by reference from Exhibit 4.5 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
4.6 Form of American Mail-Well Employee Stockholders Agreement among the Company and certain holders of the Common Stock - incorporated by reference from Exhibit 10.44 of the Company's Registration Statement on Form S-1 dated May 9, 1995.
4.7 Form of Registration Rights Agreement among the Company and certain holders of the Common Stock effective as of February 24, 1994 - incorporated by reference from Exhibit 4.6 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
4.8 Form of Registration Rights Agreement among M-W Corp., the Company and Merrill Lynch effective as of February 24, 1994 - incorporated by reference from Exhibit 4.7 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.1 Asset Purchase Agreement dated December 7, 1993 by and among GP Envelope, G-P, M- W Corp. and the Company, as amended - incorporated by reference from Exhibit 10.1 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.2 Letter Agreement dated December 13, 1993 by and between Sterling, M-W Corp. and the Company relating to compensation payable by M-W Corp. and the Company to Sterling for services performed in connection with the Acquisition and the financing thereof - incorporated by reference from Exhibit 10.2 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.3 Letter Agreement dated December 13, 1993 by and between The Unicorn Group and Sterling regarding engagement of The Unicorn Group by Sterling - incorporated by reference from Exhibit 10.3 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.4 Letter Agreement dated December 13, 1993 from Saddle River Capital to Sterling regarding engagement of Saddle River Capital by Sterling - incorporated by reference from Exhibit 10.4 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.5 Communications Paper Supply Agreement dated February 24, 1994 between G-P and M-W Corp. - incorporated by reference from Exhibit 10.11 of the Company's Registration

          Statement on Form S-1 dated March 25, 1994.
10.6 Computer Services Agreement dated February 24, 1994 between G-P and M-W Corp. -incorporated by reference from exhibit 10.12 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.7 Trademark License Agreement dated February 24, 1994 by and among G-P, Great Northern Nekoosa Corporation and M-W Corp. - incorporated by reference from Exhibit 10.13 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.8 Securities Exchange Agreement dated February 22, 1994 by and among the Company First Sterling, Unicorn, The Unicorn Group and Gerald F. Mahoney, including the form of Escrow Agreement by and among the parties to the Securities Exchange Agreement - incorporated by reference from Exhibit 10.14 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.9 Tax Sharing Agreement dated February 24, 1994 among the Company, M-W Corp., Wisco and Pavey - incorporated by reference from Exhibit 10.15 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.10 General Indemnity Agreement between M-W Corp. and Amwest Surety Insurance Company together with form of Letter of Credit - incorporated by reference from Exhibit 10.16 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.11 Form of Indemnity Agreement between the Company and each of its officers and directors - incorporated by reference from Exhibit 10.17 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.12 Form of Indemnity Agreement between M-W Corp. and each of its officers and directors - incorporated by reference from Exhibit 10.18 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.13 Form of M-W Corp. Employee Stock Ownership Plan effective as of February 23, 1994 and related Employee Stock Ownership Plan Trust Agreement - incorporated by reference from Exhibit 10.19 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.14 Form of M-W Corp. 401(k) Savings Retirement Plan - incorporated by reference from Exhibit 10.20 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.15 Company 1994 Stock Option Plan, as amended - incorporated by reference from Exhibit 10.15 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
10.16 Form of the Company Incentive Stock Option Agreement - incorporated by reference from Exhibit 10.22 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.17 Form of the Company Nonqualified Stock Option Agreement - incorporated by from Exhibit 10.23 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.18 Asset Purchase Agreement dated October 31, 1994 by and between American and M-W Corp., as amended - incorporated by reference from
          Exhibit 10.30 of the Company's Registration Statement on Form S-1 dated May 9, 1995.
10.19 Transition Services Agreement dated December 19, 1994 by and among CC Industries or American and M-W Corp. - incorporated by reference from
          Exhibit 10.31 of the Company's Registration Statement on Form S-1 dated May 9, 1995.
10.20 Guaranty dated December 19, 1994, executed by CC Industries in favor of M-W Corp. - incorporated by reference from Exhibit 10.33 of the Company's Registration Statement on Form S-1 dated May 9, 1995.
10.21 Commitment Letter dated December 19, 1994, from Henry Crown & Company to M-W Corp. - incorporated by reference from Exhibit 10.34 of the Company's Registration Statement on Form S-1 dated May 9, 1995.
10.22 Second Amended and Restated Credit Agreement dated as of July 31, 1995 by and among M-W Corp., the banks parties thereto and Banque Paribas, as Agent - incorporated by reference from Exhibit 10.22 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
10.23 Credit Agreement dated as of July 31, 1995 by and among Supremex, M-W Corp., the banks parties thereto and Bank Paribas, as Agent - incorporated by reference from Exhibit 10.23 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
10.24 Second Amended and Restated Guaranty Agreement dated as of July 31, 1995, executed by the Company in favor of Banque Paribas, as Agent - incorporated by reference from Exhibit 10.24 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
10.25 Share Purchase Agreement dated July 20, 1995, by and among the shareholders of Supremex, 3159051 Canada Inc. and Schroder Investment Canada Limited and Schroder Venture Managers (North America) Inc. - incorporated by reference from Exhibit 10.25 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
10.26 Indemnification Escrow Agent dated July 31, 1995, by and among 3159051 Canada Inc., Royal Trust Company of Canada and Schroder Investment Canada Limited and Schroder Venture Mangers (North America) Inc. - incorporated by reference from Exhibit 10.26 of the Company's' Registration Statement on Form S-1 dated September 21, 1995.
10.27 Guaranty dated July 31, 1995, executed by M-W Corp. in favor of Schroder Investment Canada Limited and Schroder Venture Mangers (North America) Inc., as Agents - incorporated by reference from Exhibit
          10.27 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
10.28 Securities Purchase Agreement dated as of August 2, 1995, as amended, by and among GAC Acquisition Company, Inc., GAC and the securityholders of GAC and McCown De Leeuw & Co., as Agents - incorporated by reference from Exhibit 10.28 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
10.29 Escrow Agreement dated as of August 2, 1995, by and among GAC Acquisition Company, Inc., GAC and securityholders of GAC and McCown De Leeuw & Co., as Agents - incorporated by reference from Exhibit
          10.29 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
10.30 Guaranty dated as of August 2, 1995, by M-W Corp. in favor of McCown De Leeuw & Co., as Agents - incorporated by reference from Exhibit
          10.30 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
10.31 Second Amendment to Second Amended and Restated Credit Agreement - incorporated by reference from Exhibit 10.31 of the Company's Form 10-Q dated March 31, 1996.
10.32 Asset Purchase Agreement dated April 26, 1996 by and between Quality Park Products, Inc. and Mail-Well I Corporation - incorporated by reference from Exhibit 1 of the Company's Form 8-K dated May 2, 1996.
10.33 * Acquisition Agreement and Plan of Share Exchange by and among Graphic Arts Center, Inc. and Shepard Poorman Communications Corporation dated November 6, 1996.
10.34 * Amendment No. 1 to Acquisition Agreement and Plan of Share Exchange by and among Graphic Arts Center, Inc. and Shepard Poorman Communications Corporation dated November 6, 1996.
10.35 * Asset Purchase Agreement dated as of October 15, 1996 by and between Supremex, Inc. and PNG Products, Inc. Pac National Group and PNG Envelope Internationale, Inc.
10.36 * Master Lease Agreement dated as of August 1, 1996 between General Electric Capital Corporation and Mail-Well, Inc., Mail-Well I Corporation, Graphic Arts Center, Inc., Mail-Well West, Pavey Envelope and Tag Corp., Wisco II, L.L.C and Wisco Envelope Corp.
10.37 * Third Amended and Restated Credit Agreement dated as of November 15, 1996, executed by Mail-Well I Corporation, as Borrower, and Wisco Envelope Corp., Pavey

          Envelope and Tag Corp., Mail-Well West, Inc.,
          Wisco II, L.L.C., Mail-Well Canada Holdings, Inc., Graphic Arts Center, Inc. and Wisco III, L.L.C., as Guarantors, in favor of Banque Paribas, as Agent, and the Lenders named herein.
10.38 * Amended and Restated Credit Agreement dated as of November 15, 1996, executed by Supremex, Inc., as borrower, and Mail-Well I Corporation and Innova Envelope, Inc., as Guarantors, in favor of Banque Paribas, as Agent, and the Lenders named herein.
10.39 * Purchase and Contribution Agreement dated as of November 15, 1996 between Mail-Well I Corporation, Wisco Envelope Corp., Pavey Envelope and Tag Corp., Mail-Well West, Inc., Graphic Arts Center, Inc., Wisco III, L.L.C., Supremex, Inc., Innova Envelope, Inc., as Sellers, and Mail-Well Trade Receivables Corp., as Purchaser.
10.40 * Mail-Well Receivables Master Trust Pooling and Servicing Agreement dated as of November 15, 199 by and between Mail-Well Trade Receivables Corporation, Seller, Mail-Well I Corporation, Servicer, and Norwest Bank Colorado, National Association, Trustee.
10.41 * Series 1996-1 Supplement dated as of November 15, 1996 to Pooling and Servicing Agreement, dated as of November 15, 1996, by and between Mail-Well Trade Receivables Corporation, Seller, Mail-Well I Corporation, Servicer, and Norwest Bank Colorado, National Association, as Trustee on behalf of the Series 1996-1 Certificateholders.
10.42 * Series 1996-1 Certificate Purchase Agreement dated as of November 15, 1996 among Mail-Well Trade Receivables Corporation, as Seller, Corporate Receivables Corporation, as Purchaser, Norwest Bank Colorado, National Association, as Trustee, and Mail-Well I Corporation, as Servicer
10.43 * Intercreditor Agreement dated as of November 15, 1996 by and among Citicorp North America, Inc., as Securitization Company Agent, Banque Paribas, New York Branch, as Liquidity Agent, Banque Paribas, as Credit Lenders' Agent, Norwest Bank Colorado, National Association, as Trustee, Mail-Well Trade Receivables Corporation, as Servicer, originator and Mail-Well Credit Borrower, Supremex, Inc., as the Supremex Credit Borrower and the other parties hereto.
10.44 * Series 1996-1 Asset Purchase Agreement among Corporate Receivables Corporation, the Liquidity Providers Parties hereto, Citicorp North America, Inc., as Securitization Company Agent, Banque Paribas, New York Branch, as Liquidity Agent, and Norwest Bank Colorado, National Association, as trustee, dated as of November 15, 1996.
10.45 * Participation Agreement dated as of November 15, 1996 among Mail-Well I Corporation, as Lessee and Guarantor, Certain Subsidiaries of Mail-Well I Corporation, as Subsidiary Guarantors, Paribas Properties, Inc., as Lessor, Various Financial Institutions Identified herein, as Equity Lenders, Various Financial Institutions Identified herein, as Financing Lenders and Banque Paribas, as Agent for the Financing Lenders and Equity Lenders.
10.46 * Loan Agreement dated as of November 15, 1996 among Paribas Properties, Inc., as Lessor, Various Financial Institutions Identified herein, as Financing Lenders, Various Financial Institutions Identified herein, as Equity Lenders, and Banque Paribas, as Agent for the Lenders.
10.47 * Master Equipment Lease and Security Agreement dated November 15, 1996 between Mail-Well I Corporation, as the Lessee or Debtor and Paribas Properties, Inc., as the Lessor or Secured Party.
10.48 * Security Agreement (Second and Subordinated Security Interest) made and entered into by Paribas Properties, Inc. and Mail-Well I Corporation, as Debtors, and Banque Paribas, as Agent for Secured Party date November 15, 1996.
10.49 *   Appendix A to Participation Agreement, Master Lease, and Loan
          Agreement.
10.50 * Lease Facility Guaranty dated as of November 15, 1996 made by Mail-Well I Corporation, Mail-Well, Inc. and certain of their Subsidiaries, as Guarantors, in favor of

          Various Financial Institutions, as the
          Lenders, and Banque Paribas, as Agent for the Lenders.
10.51 * Assignment of Lease and rent dated as of November 15, 1996 from Paribas Properties, Inc., as Assignor to Banque Paribas, as Agent for the Lenders, as Assignee.
10.52 * Security Agreement (First and Prior Security Interest) made and entered into by Paribas Properties, Inc. and Mail-Well I Corporation, as Debtors, and Banque Paribas, as Agent for Secured Party dated November 15, 1996.
10.53 * Bill of Sale and Assignment of Equipment made and entered into on this 15th day of November, 1996 by Mail-Well I Corporation to and for the benefit of Paribas Properties, Inc.
23.1  *   Report of Deloitte & Touche LLP on Consolidated Financial
          Statements Schedule.
_____________
*  Filed herewith.

(B)       REPORTS ON FORM 8-K

          A report on Form 8-K was filed on May 2, 1996 to provide information under Item 2 of Form 8-K regarding the acquisition by Mail-Well I Corporation of Quality Park Products, Inc.

          A report on Form 8-K was filed on July 1, 1996 to provide information under Item 7 of Form 8-K regarding the financial statements in regard to the acquisition by Mail-Well I Corporation of Quality Park Products, Inc.

MAIL-WELL I CORPORATION AND SUBSIDIARIES                             SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND
FOR THE PERIOD FROM FEBRUARY 24, 1994 THROUGH DECEMBER 31, 1994
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                            FOR THE PERIOD FROM
                                          FOR THE            FEBRUARY 24, 1994
                                         YEAR ENDED               THROUGH
                                         DECEMBER 31,           DECEMBER 31,
                                       1996        1995            1994

Balance at beginning of period       $   1,965   $ 1,457           $       -
Charged to costs and expenses            2,057       923               1,513
Charged to other accounts (1)            1,160(2)    775(3)               65
Deductions (4)                          (2,180)   (1,190)               (121)
                                     ---------   -------              ------
Balance at end of period             $   3,002   $ 1,965              $1,457
                                     =========   =======              ======


(1)  Recoveries of accounts previously written off.
(2) Includes the beginning balances ($718) of the allowance for doubtful accounts for Supremex, Inc. and Graphic Arts Center, Inc.
(3) Includes the beginning balances ($801) of the allowance for doubtful accounts for Quality Park Products, Inc., Pac National Group (PNG). and Shepard Poorman Communications Corporation.

(4)  Accounts written off.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signature                Title
---------                -----

/s/ Gerald  F. Mahoney
______________________
Gerald F. Mahoney      Chairman of the Board, Chief Executive Officer and
                        Director

/s/ Robert J. Terry
______________________
Robert J. Terry          President, Chief Operating Officer and Director

/s/ Paul V. Reilly
______________________
Paul V. Reilly           Vice President, Chief Financial Officer and Director