Form 10-Q
period 1997-03-31
MAIL WELL I CORP
filed 1997-05-13
CIK 920944

________________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
            [ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997


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

                         Yes  [X]           No   [  ]

As of April 30, 1997, the Registrant had 1,000 shares of Common Stock, $0.01 par value, outstanding.

MAIL-WELL I CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                    PAGE

PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements                                     3


Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     9

PART II -   OTHER INFORMATION

Item 1.     Legal Proceedings                                       14

Item 2.     Changes in securities                                   14

Item 3.     Defaults upon Senior Securities                         14

Item 4.     Submission of matters to a Vote of Securities Holders   14

Item 5.     Other information                                       14

Item 6.     Exhibits and Reports on Form 8-K                        14


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

MAIL-WELL I CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

____________________________________________________________________________________________
                                                            (Unaudited)
                                                             March 31,   December 31,
                                                               1997         1996
____________________________________________________________________________________________
 CURRENT ASSETS
            Cash and cash equivalents                          $ 10,761   $  9,611
            Receivables, net                                     37,129     40,612
            Accounts receivable - other                           7,491      7,743
            Income tax receivable, net                            3,170      3,504
            Receivable from parent                                1,926      1,381
            Inventories                                          71,308     68,275
            Deferred tax asset                                    2,370      2,309
            Other current assets                                  2,906      3,341
                                                               --------   --------
               Total current assets                             137,061    136,776
PROPERTY, PLANT AND EQUIPMENT - NET                             185,124    183,302
DEFERRED FINANCING COSTS - NET                                   13,874     14,497
GOODWILL- NET                                                   127,535    128,812
OTHER ASSETS - NET                                               10,496      8,338
                                                               --------   --------
TOTAL                                                          $474,090   $471,725
                                                               ========   ========

CURRENT LIABILITIES

            Accounts payable                                   $ 44,521   $ 44,539
            Accrued compensation and vacation                    22,503     23,312
            Accrued interest                                      2,798      4,455
            Other current liabilities                            26,507     26,206
            Current portion of long-term debt and
             capital leases                                      14,652     14,975
                                                               --------   --------
               Total current liabilities                        110,981    113,487
ACCRUED PENSION                                                   1,409      1,284
CAPITAL LEASES                                                    2,874      2,958
BANK BORROWINGS                                                 117,972    121,992
SUBORDINATED NOTES                                               85,000     85,000
DEFERRED INCOME TAXES                                            24,989     23,152
OTHER LONG TERM LIABILITIES                                       2,921      1,865
                                                               --------   --------
               Total liabilities                                346,146    349,738
                                                               --------   --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

            Common stock, $0.01 par value; 1,000 shares
             authorized and  outstanding                              1          1
            Paid-in capital                                      93,269     92,806
            Retained earnings                                    38,330     32,301
            Unearned ESOP compensation                           (3,291)    (2,896)
            Cumulative foreign currency translation adjustment     (255)      (115)
            Pension liability adjustment                           (110)      (110)
                                                               --------   --------
               Total stockholders' equity                       127,944    121,987
                                                               --------   --------
TOTAL                                                          $474,090   $471,725
                                                               ========   ========



           See notes to unaudited consolidated financial statements.

MAIL-WELL I CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(DOLLARS IN THOUSANDS)
________________________________________________________________________________
                                                    Quarter Ended March 31,
                                                      1997           1996
                                                    -----------------------

NET SALES                                              $212,032   $193,725

COST OF SALES:
            Materials                                    89,958     90,930
            Labor and other                              59,017     53,294
            Manufacturing                                15,541     10,736
            Depreciation                                  3,355      3,485
            Waste recovery                               (2,473)    (2,415)
                                                       --------   --------
                  Total cost of sales                   165,398    156,030

GROSS PROFIT                                             46,634     37,695

OTHER OPERATING COSTS
            Selling                                      15,421     14,032
            Administrative                               13,002      9,998
            Amortization                                  1,112        942
            Loss on disposal of assets                      871          0
                                                       --------   --------
                  Total other operating costs            30,406     24,972

OPERATING INCOME                                         16,228     12,723

OTHER EXPENSE
            Interest expense - debt                       4,554      7,081
            Interest expense - amortization
             of deferred financing costs                    724        732
            Discount on sale of accounts receivable       1,023          0
            Other (income) expense                         (530)        83
                                                       --------   --------

INCOME BEFORE INCOME TAXES                               10,457      4,827

PROVISION FOR INCOME TAXES
            Current                                       2,551      1,209
            Deferred                                      1,877        852
                                                       --------   --------

NET INCOME                                             $  6,029   $  2,766
                                                       ========   ========



           See notes to unaudited consolidated financial statements.

MAIL-WELL I CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(DOLLARS IN THOUSANDS)

__________________________________________________________________________________________________
                                                                           Quarter Ended March 31,
                                                                                1997     1996
                                                                           -----------------------
CASH FLOW PROVIDED BY (USED IN) OPERATIONS:
            Net income                                                        $  6,029   $  2,766
            Adjustments to reconcile net income (loss) to cash provided by
              (used in) operations:
              Depreciation                                                       3,355      3,485
              Amortization                                                       1,836      1,674
              Deferred tax provision                                             1,877        852
              (Gain) loss on disposal of assets                                    871          0
              ESOP compensation expense                                             68        418
              Foreign currency gain                                                  0       (119)
              Other                                                                 20       (490)
            Change in operating assets and liabilities:
              Receivables                                                        3,724     (7,359)
              Current income taxes                                                 334       (604)
              Inventories                                                       (3,034)     7,686
              Accounts payable                                                  (1,193)     1,672
              Accrued interest                                                  (1,658)    (3,206)
              Other working capital                                             (1,128)    (6,937)
              Accrued pension, current and long term                               (40)        97
              Other assets and other long-term liabilities                         399     (1,081)
                                                                              --------   --------

               Net cash provided by (used in) operating activities              11,460     (1,146)

CASH FLOWS FROM INVESTING ACTIVITIES:

            Capital expenditures                                                (5,601)    (3,197)
            Proceeds from sale of property, plant and equipment                     24      2,715
            Acquisition costs                                                     (189)         -
            Maturity of temporary cash investments                                   -        250
                                                                              --------   --------

               Net cash used in investing activities                            (5,766)      (232)

CASH FLOWS FROM FINANCING ACTIVITIES:
            Cash overdrafts                                                        361       (744)
            Proceeds from long-term debt                                         7,000     50,000
            Repayments of long-term debt                                       (11,333)   (47,768)
            Repayments of capital lease obligations                               (258)      (150)
                                                                              --------   --------
               Net cash (used in) provided by financing activities              (4,230)     1,338

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (314)        40
                                                                              --------   --------
INCREASE IN CASH AND CASH EQUIVALENTS                                            1,150          0
BALANCE AT BEGINNING OF PERIOD                                                   9,611          0
                                                                              --------   --------

BALANCE AT END OF PERIOD                                                      $ 10,761   $      0
                                                                              ========   ========

NON-CASH FINANCING ACTIVITIES:
            Cash paid for interest                                            $  6,211   $ 10,287
            Cash paid for taxes                                                  2,803        180

           See notes to unaudited consolidated financial statements.

MAIL-WELL I CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.   BASIS OF PRESENTATION

     NATURE OF OPERATIONS - Mail-Well, Inc. is one of the largest printers in North America, manufacturing both envelopes and high impact color commercial work. Within envelope printing, the Company competes in the consumer direct segment in which envelopes are designed and manufactured to customer specifications. In addition, the Company manufactures envelopes sold into the office products market. The Company is also a leading high impact commercial printer specializing in printing advertising literature, high-end catalogs, annual reports, calendars and computer instruction books and is recognized as an innovative provider of quality printed products to leading companies in the United States. The Company commenced operations on February 24, 1994 with the acquisition of the envelope businesses of Georgia-Pacific Corporation ("GP Envelope") and Pavey Envelope and Tag Corp. ("Pavey").


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - Mail-Well I Corporation, a wholly-owned subsidiary of Mail-Well, Inc. conducts most of the business of Mail-Well, Inc. Mail-Well I Corporation, together with its subsidiaries, is the owner of the operating assets and the borrower of debt. These financial statements include the accounts of Mail-Well I Corporation and its subsidiaries (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated.

     INTERIM FINANCIAL INFORMATION - The interim financial information contained herein is unaudited and includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The consolidated financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements which are included in the Company's Form 10-K. The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1997. The Company believes that the report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flow for the quarters ended March 31, 1997 and 1996.

     EMPLOYEE STOCK OWNERSHIP PLAN - Unearned ESOP compensation balance is presented in the accompanying financial statements as a reduction of equity. As the ESOP shares are allocated to participants, the unearned ESOP compensation balance will decrease and compensation expense will be recorded.

     RECLASSIFICATION - Certain amounts in the 1996 financial statements have been reclassified to conform to 1997 presentation.

3.   DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS)

     INVENTORY:
                                                     March 31, 1997   December 31, 1996

            Raw materials                              $ 27,482            $ 25,953
            Work in process                               7,360               7,549
            Finished goods                               39,165              37,385
            Reserve for obsolescence and loss            (2,699)             (2,612)
                                                       --------            --------
            Total                                      $ 71,308            $ 68,275
                                                       ========            ========

       PROPERTY, PLANT AND EQUIPMENT:
                                                     March 31, 1997   December 31, 1996
            Land and land improvements                 $ 11,699            $ 11,429
            Buildings                                    46,478              45,385
            Leasehold improvements                        3,721               3,627
            Machinery and equipment                     123,336             124,028
            Furniture and fixtures                        3,255               3,066
            Automobiles and trucks                          479                 556
            Computers and software                        9,787               7,457
            Assets under capital lease                    3,430               3,584
            Construction in progress                      8,537               6,576
                                                       --------            ---------
                                                        210,722             205,708
            Less accumulated depreciation               (25,598)            (22,406)
                                                       --------            --------
                  Total                                $185,124            $183,302
                                                       ========            ========

4.    LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

                                           March 31, 1997   December 31, 1996
            Bank Borrowings:
              Revolving Credit Loans          $    362            $    768
              Term Loans                       131,500             135,000
            Subordinated Notes                  85,000              85,000
            Other                                  297                 651
                                              --------            --------
                                               217,159             221,419
            Less current maturities            (14,187)            (14,427)
                                              --------            --------
            Long-term debt                    $202,972            $206,992
                                              ========            ========

     The bank credit agreements of the Company now include a $30.0 million revolving credit facility, a C$10.0 million revolving credit facility, $135.0 million of term loans, a $30.0 million acquisitions loan facility, a $12.0 million letter of credit facility and a C$8.0 million letter of credit facility. The Company's obligations under the bank credit agreement are secured by substantially all of the assets of the domestic subsidiaries of the Company and by 66% of the common stock of Supremex.

     Interest rate cap agreements are used to reduce the potential impact of increases in the rates on floating-rate long-term debt. At March 31, 1997, the Company was party to an interest rate cap agreement for the notional amount of $55.0 million which provide an effective LIBOR interest rate cap of 9.0% and expire June 30, 1999. The agreements entitle the Company to receive from counterparties the amounts, if any, by which the Company's interest payments exceed the interest rate caps.



                                   * * * * *



            [The remainder of this page intentionally left blank.]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisitions - In April 1996, the Company acquired Quality Park Products, Inc. ("QPP"), a printer and manufacturer of envelopes. In November 1996, the Company acquired Pac National Group Products, Inc. ("PNG"), a Canadian envelope printer and manufacturer based in Ontario. In December 1996, the Company acquired Shepard Poorman Communications Corporation ("SP"), a high impact color printer located in Indianapolis, Indiana.

OVERVIEW - First quarter sales for 1997 increased 9% to $212.0 million from $193.7 million for the first quarter of 1996. Net income for the quarter ended March 31, 1997 increased to $6.0 million ($0.50 per share) from $2.8 million ($0.23 per share) for the quarter ended March 31, 1996. During the first quarter of 1997, Mail-Well, Inc. (the "Company") focused efforts on integrating the operations of PNG and SP into the Canadian Envelope and High Impact Color Printing segments of the Company, respectively. These efforts included reviewing the acquired operations to determine changes to be made to cost structures, pricing and strategic markets. The High Impact Color Printing segment continued to address market pressures by repositioning its marketing efforts toward the channels within this segment for which the gross margins were higher. In November 1996, the bank credit agreement was amended, the Company refinanced certain equipment under a sale/leaseback arrangement and a receivable securitization facility was arranged. The effects of these transactions are reflected in the results for the first quarter of 1997.

RESULTS OF OPERATIONS
U.S. Envelope
--------------

The following table presents 1997 historical financial data for the U.S. Envelope operations of the Company, including the operations of QPP. The 1996 data includes the historical operations of the Company and the historical operations of QPP for the three months ended March 31, 1996 which was included to provide comparability to the 1997 information.

                                     QUARTER ENDED MARCH 31,
                                     -----------------------
                                1997                      1996
                                ----                      ----
(DOLLARS IN THOUSANDS)     $            %                $        %
                          -------------------------------------------

Net sales                 $139,700      100.0        $151,943  100.0
Cost of sales              108,323       77.5         122,546   80.6
Operating expenses          16,733       12.0          16,549   10.9
Operating income          $ 14,644       10.5        $ 12,848    8.5


QUARTER ENDED MARCH 31, 1997 COMPARED TO THE QUARTER ENDED MARCH 31, 1996

Net sales - Net sales decreased 8.1% for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. The average selling price decreased 9.0% to $19.46 per thousand units for the quarter ended March 31, 1997 from $21.39 per thousand units for the quarter ended March 31, 1996. The primary cause for the decrease was lower paper costs of approximately 25%. The paper price decrease was offset by additional sales of more complex, higher margin products for which fewer units were sold. Additionally, in the office products market, the entrance of two additional competitors has put pressure on prices. Total volume for the U.S. Envelope segment increased 1.1% to 7.2 billion units in 1997 from 7.1 billion units in 1996. The volume increase occurred despite the fact that 1997 units reflect the decline of 0.1 million units due to the loss of a major customer by QPP (which occurred prior to the acquisition of QPP by the Company). The additional volume is predominantly from the contract stationer customer group that is growing at a pace faster than the industry as a whole due to rapid consolidation of small dealers.

Cost of sales - Total cost of sales, as a percentage of sales, decreased from 80.6% in 1996 to 77.5% in 1997. Cost of sales includes material, labor, manufacturing, depreciation, other manufacturing costs and waste recovery revenue. The 25% decrease in average paper costs was the major factor in the reduction in total cost of sales. The Company uses material gross margin per unit (measured on a per thousand envelope basis) and volume of units sold as an indicator of trends in revenues, since historically the Company has passed on to its customers changes in its cost of paper. When measured on a unit basis, material gross margin increased from $10.92 per thousand units in the first quarter of 1996 to $11.28 per thousand units for the first quarter of 1997. The increase in material gross margin on a unit basis is attributable to the Company's ability to manage selling price relative to declining paper prices.

Operating expenses - For the quarter ended March 31, 1997, selling and administrative expenses, as a percent of sales, increased to 11.9% from 11.7% compared to the same period in 1996. The increase was less than $0.2 million and includes increases in salaries, profit sharing and health insurance.


Canadian Envelope
-----------------

The following table presents financial information with respect to the Canadian
Envelope operations for the quarters ended March 31, 1997 and 1996.   The 1996
information excludes the operations of PNG for the three months ended March 31, 1996.

                               QUARTER ENDED MARCH 31,
                               -----------------------
                                1997             1996
                                ----             ----
(DOLLARS IN THOUSANDS)      $        %        $        %
                           ------------------------------

Net sales                  $31,616  100.0    $22,150  100.0
Cost of sales               22,777   72.0     16,163   73.0
Operating expenses           4,570   14.5      2,984   13.5
Operating income           $ 4,269   13.5    $ 3,003   13.6


QUARTER ENDED MARCH 31, 1997 COMPARED TO THE QUARTER ENDED MARCH 31, 1996

Net sales - The 42.7% increase in net sales for the first quarter ended March 31, 1997 compared to the quarter ended March 31, 1996 was mainly due to the acquisition of PNG. Total volume for Supremex (excluding PNG) increased by 4.1% for the first quarter of 1997 compared to the first quarter of 1996. The average selling price decreased 1.7% despite a 15% decrease in paper costs as compared to the first quarter of 1996. This decrease in average selling price was partially offset by a higher average selling price in the courier envelope division.

Cost of sales - Total cost of sales, as a percentage of sales, decreased from 73.0% to 72.0% in 1997. Material gross margin increased from $10.57 per thousand units in the quarter ended March 31, 1996 to $11.29 per thousand units for the same quarter in 1997. The higher added value was attributable to the Company's ability to manage selling price relative to declining paper prices. The gross profit per thousand units increased 2.2% from 1996. The general manufacturing expenses included expenses related to the closure of a plant which were higher than the amount that had been accrued. As PNG's operations are integrated with those of Supremex, the cost of sales (as a percentage of net sales), is expected to decrease as Supremex's operating strategies are applied to PNG's operations.

Operating expenses - As a percentage of sales, the operating expenses have increased to 14.5% of net sales for 1997 from 13.5% of net sales in 1996 due to the higher cost structure of PNG. Operating expenses as a percentage of net sales are expected to decrease as PNG's cost structure is changed to reflect that of Supremex. Specifically, PNG's costs for administrative expenses exceeded the parameters of Supremex's cost structure.

High Impact Color Printing.
---------------------------

The following table presents financial information with respect to the High Impact Color Printing operations for the quarters ended March 31, 1997 and 1996. The operations of SP are excluded from the results for the quarter ended March 31, 1996.

                               QUARTER ENDED MARCH 31,
                               -----------------------
                                1997            1996
                                ----            ----
(DOLLARS IN THOUSANDS)      $        %        $        %
                          -------------------------------

Net sales                  $40,716  100.0    $42,898  100.0
Cost of sales               33,702   82.8     36,974   86.2
Operating expenses           5,165   12.7      5,042   11.7
Operating income           $ 1,849    4.5    $   882    2.1


QUARTER ENDED MARCH 31, 1997 COMPARED TO THE QUARTER ENDED MARCH 31, 1996

Net sales - Net sales for the quarter ended March 31, 1997 were $40.7 million, a 5.1% decrease from the prior year. Net sales produced at SP constituted $12.1 million of the quarter's net sales and represented flat volumes compared with those of the prior year (before SP was owned by the Company). Exclusive of SP, net sales fell short of prior year actual figures by 33%. This decline is due to several factors. The Company has targeted higher margin markets and is aggressively allocating sales resources to these markets. Operating income margins for the High Impact Color Printing segment of the Company have increased to 4.5% of net sales from 2.1% of net sales. Another factor affecting the decline in sales dollars was the decrease in paper costs. The final factor in the net sales decline is the shift of annual report work from the first quarter to the second quarter. Sales recorded for the month of April are unseasonably strong for annual reports.

Cost of sales - Total cost of sales declined from 86.2% in the first quarter of 1996 to 82.8% in the first quarter of 1996. Reductions in paper prices, coupled with improved corporate purchasing power, resulted in lower paper costs of approximately $6.1 million as compared to the quarter ended March 31, 1996. Outside tradework declined both as a percentage of revenue and by $2.0 million in nominal dollars. A reduction in factory costs constitutes the remainder of the favorable variance and corresponds largely to the downward movement in volumes. Improved control over overtime and factory chargeability also yielded favorable variances. SP cost of sales of $10.6 million is included in the 1997 amounts and represents 87.5% of SP's sales.

Operating expenses - Total operating expense is $0.1 million greater than the amount for the quarter ended March 31, 1996. The fluctuation includes $1.2 million of operating expenses related to SP offset by $1.1 million in operating expense reductions implemented by the GAC operations of the High Impact Color Printing segment. The reductions include $0.3 million reduction in salary expense, $0.3 million reduction in bad debt expense and $0.1 million decrease in insurance expense. The remaining decrease is due to reductions in other general and administrative expenses.

Consolidated Information
------------------------

The following table presents historical financial information for the Company and includes the operations of each acquired company from the date of its acquisition. The percentage column presents the specific expense items as a percentage of historical net sales for the year.

                                                    QUARTER ENDED MARCH 31,
                                                    -----------------------
                                                      1997          1996
                                                      ----          ----
(DOLLARS IN THOUSANDS)                              $       %       $      %
                                                 ----------------------------


Cost of sales - operating lease expenses         $  596    0.3    $    0  0.0
Operating expenses                                1,955    0.9     1,172  0.6
Amortization expense                              1,112    0.5       946  0.5
Loss on disposal of assets                          871    0.4         0  0.0
Interest expense - debt                           4,554    2.1     7,081  3.7
Interest expense - amortization of deferred
 financing costs                                    724    0.3       732  0.4
Discount on sale of accounts receivable           1,023    0.5         0  0.0
Other (income) expense                             (530)  (0.2)       55  0.0
Income taxes                                      4,428    2.1    $2,062  1.1


Cost of sales - operating lease expenses - Certain property, plant and equipment of the Company was sold as part of a sales/leaseback transaction. This amount represents the operating lease payments for the first quarter of 1997. The operating lease expense is now recorded in a separate line item. This transaction occurred in the fourth quarter of 1996, thus, there is not a comparative number in the first quarter of 1996.

Operating expenses - Total operating expenses increased $0.8 million for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. The increases included $0.2 million in legal expenses for litigation reserves, $0.2 million of shareholders expenses which include the printing of the annual report and proxy materials and $0.2 million of administrative expenses which includes sales and benefits. Also included in operating expenses in 1997 is $0.2 million of administrative expenses related to the accounts receivable securitization program which includes items such as liquidity fees, trustee fees and audit expense.

Amortization expense - The amortization expense increased due to the acquisitions of QPP, PNG and SP and the amortization of the intangibles acquired in these transactions.

Loss on disposal of assets - The majority of the loss on disposal of assets relates to $0.8 million of building and equipment costs written off related to the closing of the Pittsburgh warehouse and reductions in the plants in Salt Lake City and Chicago.

Interest expense- debt - The interest expense decreased for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 primarily as a result of the lower average bank debt balance which was $132.4 million in 1997 as compared to $218.7 million in 1996. The bank debt restructuring, the sale/leaseback transaction and the accounts receivable securitization transaction resulted in the reduction of outstanding debt balances toward the end of 1996. The average interest rate of 7.65% for the quarter ended March 31, 1997 is less than the average interest rate of 8.0% for the same period in 1996.

Discount on sale of accounts receivable - This amount represents the 5.6% discount paid on the accounts receivable sold under the accounts receivable securitization program.

Other (income) expense - This line item includes a $0.3 million foreign exchange gain and $0.2 million of interest income earned from the investment of funds in cash equivalents.

Income taxes - The effective tax rate for the quarter ended March 31, 1997 is 42.5% as compared to an effective tax rate of 42.7% for the quarter ended March 31, 1996. The effective tax rate for both quarters is higher than the federal statutory rate due to state and provincial income taxes. Additionally, certain goodwill amortization and a portion of the employee stock ownership contribution is not tax deductible.

LIQUIDITY AND CAPITAL RESOURCES

Historical cash flow - Net cash provided by operating activities was $11.5 million for the quarter ended March 31, 1997 as compared to net cash used in operating activities of $1.1 million for the quarter ended March 31, 1996. Capital expenditures totaled $5.6 million for the first quarter of 1997 as compared to $3.2 million for the first quarter of 1996. Proceeds from the sale of property, plant and equipment totaled $2.7 million in 1996 compared to proceeds of less than $0.1 million for the same period in 1997.

In November 1996, the Company entered into a five year agreement whereby it can sell, on a revolving basis, an undivided percentage interest in a designated pool of accounts receivable up to a maximum of $100.0 million. At March 31, 1997, $64.4 million of accounts receivable were sold under this agreement.

Debt obligations - In November 1996, the Company amended its bank credit agreement which now includes a $30.0 million revolving credit facility, a $C10.0 million revolving credit facility, $135.0 million of term loans, a $30.0 million acquisition loans facility, a $12.0 million letter of credit facility and an C$8.0 million letter of credit facility. As of March 31, 1997, the Company had borrowed $6.4 million (including $6.0 million in letters of credit) under the revolving credit facility of the bank credit agreement and $131.5 million under the term loans. Availability at March 31, 1997 included $36.9 million under the revolving credit facilities and $30.0 million under the acquisition loan facility. Interest rates on the Company's bank debt ranged from 5.25% to 8.5% as of March 31, 1997. The weighted average interest rate on bank debt was 7.65% for the quarter ended March 31, 1997. The senior subordinated debt balance remained stable at $85.0 million at an interest rate of 10.5%.

Capital requirements - The Company estimates that, based on current utilization of its existing equipment and expected demand, it will spend $20.0 to $30.0 million per year on capital expenditures exclusive of acquisitions.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS - NONE

ITEM 2.     CHANGES IN SECURITIES - NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - NONE

ITEM 5.     OTHER INFORMATION - NONE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (A)   EXHIBITS
Exhibit
Number                 Description of Exhibit
------                 ----------------------

3.1 Certificate of Incorporation of the Company, as amended -incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

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

4.3 Indenture dated as of February 24, 1994 by and between M-W Corp. and Shawmut Bank, National Association, as Trustee, with respect to the 10-1/2% Original Senior Subordinated Notes and the 10-1/2% Exchange Senior Subordinated Notes due 2004, including the form of Note and the guarantees of the Company, Wisco and Pavey -incorporated by reference from Exhibit 4.3 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

4.3.1 Supplemental Indenture dated July 31, 1995 to the Indenture identified in Exhibit 4.3 - incorporated by reference from Exhibit 4.4.1 of the Company's Registration Statement on Form S-1 dated September 21, 1995 .

4.3.2    Form of Second Supplemental Indenture to the Indenture identified in
         Exhibit 4.3 -incorporated by reference from Exhibit 4.4.2 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

4.4 Form of Stockholders Agreement among the Company and certain holders of the Common Stock effective as of February 24, 1994 and Amendment No. 1 thereto - incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
4.5 Form of Employee Stockholders Agreement among the Company and certain employee holders of the Common Stock effective as of February 24, 1994
         - incorporated by reference from Exhibit 4.5 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
4.6 Form of American Mail-Well Employee Stockholders Agreement among the Company and certain holders of the Common Stock - incorporated by reference from Exhibit 10.44 of the Company's Registration Statement on Form S-1 dated May 9, 1995.
4.7 Form of Registration Rights Agreement among the Company and certain holders of the Common Stock effective as of February 24, 1994 - incorporated by reference from Exhibit 4.6 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
4.8 Form of Registration Rights Agreement among M-W Corp., the Company and Merrill Lynch effective as of February 24, 1994 - incorporated by reference from Exhibit 4.7 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.1 Asset Purchase Agreement dated December 7, 1993 by and among GP Envelope, G-P, M-W Corp. and the Company, as amended - incorporated by reference from Exhibit 10.1 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.2 Letter Agreement dated December 13, 1993 by and between Sterling, M-W Corp. and the Company relating to compensation payable by M-W Corp. and the Company to Sterling for services performed in connection with the Acquisition and the financing thereof -incorporated by reference from
         Exhibit 10.2 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.3 Letter Agreement dated December 13, 1993 by and between The Unicorn Group and Sterling regarding engagement of The Unicorn Group by Sterling -incorporated by reference from Exhibit 10.3 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.4 Letter Agreement dated December 13, 1993 from Saddle River Capital to Sterling regarding engagement of Saddle River Capital by Sterling - incorporated by reference from Exhibit 10.4 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.5 Communications Paper Supply Agreement dated February 24, 1994 between G-P and M-W Corp. - incorporated by reference from Exhibit 10.11 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.6 Computer Services Agreement dated February 24, 1994 between G-P and M-W Corp. -incorporated by reference from exhibit 10.12 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.7 Trademark License Agreement dated February 24, 1994 by and among G-P, Great Northern Nekoosa Corporation and M-W Corp. - incorporated by reference from Exhibit 10.13 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.8 Securities Exchange Agreement dated February 22, 1994 by and among the Company First Sterling, Unicorn, The Unicorn Group and Gerald F. Mahoney, including the form of Escrow Agreement by and among the parties to the Securities Exchange Agreement -incorporated by reference from Exhibit 10.14 of the Company's Registration Statement on Form S-1 dated March 25, 1994 .
10.9 Tax Sharing Agreement dated February 24, 1994 among the Company, M-W Corp., Wisco and Pavey - incorporated by reference from Exhibit 10.15 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.10 General Indemnity Agreement between M-W Corp. and Amwest Surety Insurance Company together with form of Letter of Credit - incorporated by reference from Exhibit 10.16 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.11 Form of Indemnity Agreement between the Company and each of its officers and directors - incorporated by reference from Exhibit 10.17 of the Company's Registration Statement on Form S-1 dated March 25, 1994.

10.12 Form of Indemnity Agreement between M-W Corp. and each of its officers and directors -incorporated by reference from Exhibit 10.18 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.13 Form of M-W Corp. Employee Stock Ownership Plan effective as of February 23, 1994 and related Employee Stock Ownership Plan Trust Agreement- incorporated by reference from Exhibit 10.19 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.14 Form of M-W Corp. 401(k) Savings Retirement Plan - incorporated by reference from Exhibit 10.20 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.15 Company 1994 Stock Option Plan, as amended - incorporated by reference from Exhibit 10.15 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
10.16 Form of the Company Incentive Stock Option Agreement - incorporated by reference from Exhibit 10.22 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.17 Form of the Company Nonqualified Stock Option Agreement -incorporated by from Exhibit 10.23 of the Company's Registration Statement on Form S-1 dated March 25, 1994.
10.18 Asset Purchase Agreement dated October 31, 1994 by and between American and M-W Corp., as amended - incorporated by reference from Exhibit
         10.30 of the Company's Registration Statement on Form S-1 dated May 9, 1995.
10.19 Transition Services Agreement dated December 19, 1994 by and among CC Industries or American and M-W Corp. - incorporated by reference from
         Exhibit 10.31 of the Company's Registration Statement on Form S-1 dated May 9, 1995.
10.20 Guaranty dated December 19, 1994, executed by CC Industries in favor of M-W Corp. -incorporated by reference from Exhibit 10.33 of the Company's Registration Statement on Form S-1 dated May 9, 1995.
10.21 Commitment Letter dated December 19, 1994, from Henry Crown & Company to M-W Corp. - incorporated by reference from Exhibit 10.34 of the Company's Registration Statement on Form S-1 dated May 9, 1995.
10.22 Second Amended and Restated Credit Agreement dated as of July 31, 1995 by and among M-W Corp., the banks parties thereto and Banque Paribas, as Agent - incorporated by reference from Exhibit 10.22 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
10.23 Credit Agreement dated as of July 31, 1995 by and among Supremex, M-W Corp., the banks parties thereto and Bank Paribas, as Agent - incorporated by reference from Exhibit 10.23 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
10.24 Second Amended and Restated Guaranty Agreement dated as of July 31, 1995, executed by the Company in favor of Banque Paribas, as Agent - incorporated by reference from Exhibit 10.24 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
10.25 Share Purchase Agreement dated July 20, 1995, by and among the shareholders of Supremex, 3159051 Canada Inc. and Schroder Investment Canada Limited and Schroder Venture Managers (North America) Inc. - incorporated by reference from Exhibit 10.25 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
10.26 Indemnification Escrow Agent dated July 31, 1995, by and among 3159051 Canada Inc., Royal Trust Company of Canada and Schroder Investment Canada Limited and Schroder Venture Mangers (North America) Inc. - incorporated by reference from Exhibit 10.26 of the Company's' Registration Statement on Form S-1 dated September 21, 1995.
10.27 Guaranty dated July 31, 1995, executed by M-W Corp. in favor of Schroder Investment Canada Limited and Schroder Venture Mangers (North America) Inc., as Agents -incorporated by reference from Exhibit 10.27 of the Company's Registration Statement on Form S-1 dated September 21, 1995.

10.28 Securities Purchase Agreement dated as of August 2, 1995, as amended, by and among GAC Acquisition Company, Inc., GAC and the securityholders of GAC and McCown De Leeuw & Co., as Agents - incorporated by reference from Exhibit 10.28 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
10.29 Escrow Agreement dated as of August 2, 1995, by and among GAC Acquisition Company, Inc., GAC and securityholders of GAC and McCown De Leeuw & Co., as Agents - incorporated by reference from Exhibit 10.29 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
10.30 Guaranty dated as of August 2, 1995, by M-W Corp. in favor of McCown De Leeuw & Co., as Agents - incorporated by reference from Exhibit 10.30 of the Company's Registration Statement on Form S-1 dated September 21, 1995.
10.31 Second Amendment to Second Amended and Restated Credit Agreement - incorporated by reference from Exhibit 10.31 of the Company's Form 10-Q dated March 31, 1996.
10.32 Asset Purchase Agreement dated April 26, 1996 by and between Quality Park Products, Inc. and Mail-Well I Corporation - incorporated by reference from Exhibit 1 of the Company's Form 8-K dated May 2, 1996.
10.33 Acquisition Agreement and Plan of Share Exchange by and among Graphic Arts Center, Inc. and Shepard Poorman Communications Corporation dated November 6, 1996 -incorporated by reference from exhibit 10.33 of the Company's Form 10-K for the year ended December 31, 1996.
10.34 Amendment No. 1 to Acquisition Agreement and Plan of Share Exchange by and among Graphic Arts Center, Inc. and Shepard Poorman Communications Corporation dated November 6, 1996- incorporated by reference from exhibit 10.34 of the Company's Form 10-K for the year ended December 31, 1996.
10.35 Asset Purchase Agreement dated as of October 15, 1996 by and between Supremex, Inc. and PNG Products, Inc. Pac National Group and PNG Envelope Internationale, Inc-incorporated by reference from exhibit
         10.35 of the Company's Form 10-K for the year ended December 31, 1996.
10.36 Master Lease Agreement dated as of August 1, 1996 between General Electric Capital Corporation and Mail-Well, Inc., Mail-Well I Corporation, Graphic Arts Center, Inc., Mail-Well West, Pavey Envelope and Tag Corp., Wisco II, L.L.C and Wisco Envelope Corp- incorporated by reference from exhibit 10.36 of the Company's Form 10-K for the year ended December 31, 1996.
10.37 Third Amended and Restated Credit Agreement dated as of November 15, 1996, executed by Mail-Well I Corporation, as Borrower, and Wisco Envelope Corp., Pavey Envelope and Tag Corp., Mail-Well West, Inc., Wisco II, L.L.C., Mail-Well Canada Holdings, Inc., Graphic Arts Center, Inc. and Wisco III, L.L.C., as Guarantors, in favor of Banque Paribas, as Agent, and the Lenders named herein - incorporated by reference from exhibit 10.37 of the Company's Form 10-K for the year ended December 31, 1996.
10.38 Amended and Restated Credit Agreement dated as of November 15, 1996, executed by Supremex, Inc., as borrower, and Mail-Well I Corporation and Innova Envelope, Inc., as Guarantors, in favor of Banque Paribas, as Agent, and the Lenders named herein -incorporated by reference from exhibit 10.38 of the Company's Form 10-K for the year ended December 31, 1996.
10.39 Purchase and Contribution Agreement dated as of November 15, 1996 between Mail-Well I Corporation, Wisco Envelope Corp., Pavey Envelope and Tag Corp., Mail-Well West, Inc., Graphic Arts Center, Inc., Wisco III, L.L.C., Supremex, Inc., Innova Envelope, Inc., as Sellers, and Mail-Well Trade Receivables Corp., as Purchaser -incorporated by reference from exhibit 10.39 of the Company's Form 10-K for the year ended December 31, 1996.
10.40 Mail-Well Receivables Master Trust Pooling and Servicing Agreement dated as of November 15, 199 by and between Mail-Well Trade Receivables Corporation, Seller, Mail-Well I Corporation, Servicer, and Norwest Bank Colorado, National Association,

         Trustee - incorporated by reference from exhibit 10.40 of the Company's Form 10-K for the year ended December 31, 1996.
10.41 Series 1996-1 Supplement dated as of November 15, 1996 to Pooling and Servicing Agreement, dated as of November 15, 1996, by and between Mail-Well Trade Receivables Corporation, Seller, Mail-Well I Corporation, Servicer, and Norwest Bank Colorado, National Association, as Trustee on behalf of the Series 1996-1 Certificateholders - incorporated by reference from exhibit 10.41 of the Company's Form 10-K for the year ended December 31, 1996.
10.42 Series 1996-1 Certificate Purchase Agreement dated as of November 15, 1996 among Mail-Well Trade Receivables Corporation, as Seller, Corporate Receivables Corporation, as Purchaser, Norwest Bank Colorado, National Association, as Trustee, and Mail-Well I Corporation, as Servicer-incorporated by reference from exhibit 10.42 of the Company's Form 10-K for the year ended December 31, 1996.
10.43 Intercreditor Agreement dated as of November 15, 1996 by and among Citicorp North America, Inc., as Securitization Company Agent, Banque Paribas, New York Branch, as Liquidity Agent, Banque Paribas, as Credit Lenders' Agent, Norwest Bank Colorado, National Association, as Trustee, Mail-Well Trade Receivables Corporation, as Servicer, originator and Mail-Well Credit Borrower, Supremex, Inc., as the Supremex Credit Borrower and the other parties hereto - incorporated by reference from exhibit 10.43 of the Company's Form 10-K for the year ended December 31, 1996.
10.44 Series 1996-1 Asset Purchase Agreement among Corporate Receivables Corporation, the Liquidity Providers Parties hereto, Citicorp North America, Inc., as Securitization Company Agent, Banque Paribas, New York Branch, as Liquidity Agent, and Norwest Bank Colorado, National Association, as trustee, dated as of November 15, 1996 -incorporated by reference from exhibit 10.44 of the Company's Form 10-K for the year ended December 31, 1996.
10.45 Participation Agreement dated as of November 15, 1996 among Mail-Well I Corporation, as Lessee and Guarantor, Certain Subsidiaries of Mail-Well I Corporation, as Subsidiary Guarantors, Paribas Properties, Inc., as Lessor, Various Financial Institutions Identified herein, as Equity Lenders, Various Financial Institutions Identified herein, as Financing Lenders and Banque Paribas, as Agent for the Financing Lenders and Equity Lenders -incorporated by reference from exhibit 10.45 of the Company's Form 10-K for the year ended December 31, 1996.
10.46 Loan Agreement dated as of November 15, 1996 among Paribas Properties, Inc., as Lessor, Various Financial Institutions Identified herein, as Financing Lenders, Various Financial Institutions Identified herein, as Equity Lenders, and Banque Paribas, as Agent for the Lenders - incorporated by reference from exhibit 10.46 of the Company's Form 10-K for the year ended December 31, 1996.
10.47 Master Equipment Lease and Security Agreement dated November 15, 1996 between Mail-Well I Corporation, as the Lessee or Debtor and Paribas Properties, Inc., as the Lessor or Secured Party - incorporated by reference from exhibit 10.47 of the Company's Form 10-K for the year ended December 31, 1996.
10.48 Security Agreement (Second and Subordinated Security Interest) made and entered into by Paribas Properties, Inc. and Mail-Well I Corporation, as Debtors, and Banque Paribas, as Agent for Secured Party date November 15, 1996 - incorporated by reference from exhibit 10.48 of the Company's Form 10-K for the year ended December 31, 1996.
10.49    Appendix A to Participation Agreement, Master Lease, and Loan
         Agreement - incorporated by reference from exhibit 10.49 of the Company's Form 10-K for the year ended December 31, 1996.
10.50 Lease Facility Guaranty dated as of November 15, 1996 made by Mail-Well I Corporation, Mail-Well, Inc. and certain of their Subsidiaries, as Guarantors, in favor of Various Financial Institutions, as the Lenders, and Banque Paribas, as Agent for the Lenders - incorporated by reference from exhibit 10.50 of the Company's Form 10-K for the year ended December 31, 1996.

10.51 Assignment of Lease and rent dated as of November 15, 1996 from Paribas Properties, Inc., as Assignor to Banque Paribas, as Agent for the Lenders, as Assignee - incorporated by reference from exhibit 10.51 of the Company's Form 10-K for the year ended December 31, 1996.
10.52 Security Agreement (First and Prior Security Interest) made and entered into by Paribas Properties, Inc. and Mail-Well I Corporation, as Debtors, and Banque Paribas, as Agent for Secured Party dated November 15, 1996 - incorporated by reference from exhibit 10.52 of the Company's Form 10-K for the year ended December 31, 1996.
10.53 Bill of Sale and Assignment of Equipment made and entered into on this 15th day of November, 1996 by Mail-Well I Corporation to and for the benefit of Paribas Properties, Inc. - incorporated by reference from exhibit 10.53 of the Company's Form 10-K for the year ended December 31, 1996.
10.54*   1997 Non-Qualified Stock Option Plan
10.55*   1997 Non-Qualified Stock Option Agreement
____________
*  Filed herewith.



   (B)   REPORTS ON FORM 8-K

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MAIL-WELL I CORPORATION
                                      (Registrant)


                                      By /s/   PAUL V. REILLY
                                         ----------------------
                                         Paul V. Reilly
                                         Senior Vice President,
                                         Chief Financial Officer


May 13, 1997